Form 10-K405
period 1996-04-30
VANSTAR CORP
filed 1996-07-22
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended April 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934  (NO FEE REQUIRED)
              For the transition period from _________ to _________

                         Commission file number: 1-14192


                               VANSTAR CORPORATION
               (Exact name of registrant as specified in charter)

         DELAWARE                   7373                  94-2376431
      (State or other         (Primary Standard        (I.R.S. Employer
      jurisdiction of            Industrial         Identification Number)
     incorporation or        Classification Code
       organization)               Number)


                         5964 West Las Positas Boulevard
                          Pleasanton, California  94588
                                 (510) 734-4000

               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, $0.001 par value (the "Common Stock"); Traded - New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 24, 1996 (based on the closing New York Stock Exchange sale price on such date) was $385,594,652.

The number of outstanding shares of Common Stock of the Registrant's as of June 24, 1996 was 40,475,144.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on September 13, 1996, are incorporated by reference into Part III hereof.

                                     PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the Company's substantial indebtedness, the fact that the Company is indebted primarily to a single creditor, the Company's relationship to and business dealings with and with regard to Merisel FAB, Inc., the risks associated with managing the Company's inventory in light of product life cycles and technological change, the Company's relationship with its significant customers, intense price competition in the Company's markets and the Company's dependence upon its key vendors. As a result, the actual results realized by the Company could differ materially from the statements made herein. Shareholders of the Company are cautioned not to place undue reliance on forward looking statements made in this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K.

ITEM 1. BUSINESS.

     Vanstar Corporation ("Vanstar" or the "Company"), was incorporated in September 1987 under the name ComputerLand Corporation following the acquisition by William Y. Tauscher, Warburg, Pincus Capital Company, L.P. and Richard H. Bard of the majority of the capital stock of the Company's predecessor, IMS Associates, Inc. ("IMS"). IMS was merged with the Company after such acquisition. At that time, the Company operated and franchised computer retail stores in the United States.

     The Company's current business capabilities were developed internally and through acquisitions. These strategic acquisitions included: (i) the acquisition from 1990 through 1992, of 23 of the Company's franchisees, operating in 33 major United States metropolitan markets; (ii) the 1991 acquisition of NYNEX Business Centers; and (iii) the 1992 acquisition of the Customer Services Division of TRW, Inc. In fiscal 1994, the Company sold its remaining United States franchise business to Merisel FAB, Inc. ("Merisel FAB") a wholly-owned subsidiary of Merisel Inc. ("Merisel"), adopted the name Vanstar, and changed its fiscal year end from September 30 to April 30.

     Today the Company is a leading provider of services and products designed to build and manage personal computer ("PC") network infrastructures for Fortune 1000 companies and other large enterprises. The Company provides customized, integrated solutions for its customers' network infrastructure needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing PCs, network products, computer peripherals and software from many vendors. These integrated solutions are designed to support the customer's PC network infrastructure throughout its life cycle. Vanstar refers to these solutions as Life Cycle Services. Life Cycle Services include design and consulting, acquisition and deployment, operation and support, and enhancement and migration.

     The Company believes that its customers require increasingly sophisticated PC network systems and support infrastructures. Vanstar seeks to satisfy these requirements while seeking to minimize its customers' internal staff requirements and systems development risk. Vanstar enhances the delivery of its services and products with automated systems, such as the Vanstar Navigator, and with process methodologies, such as Horizon, to analyze, design and manage its customers' PC network infrastructures better. The Company's goal is to reduce the labor component of PC life cycle management and thereby increase efficiency, reduce costs and make systems more reliable and easier to use for every customer.

INDUSTRY

     Large organizations are becoming increasingly dependent on information technology to compete effectively in today's global markets. Organizations are reengineering their businesses and are using microcomputer-based network technology to enhance productivity. Distributed network solutions provide dramatic computing performance relative to their price. PC networks increase speed and flexibility and provide improved functionality to end users. Achieving the optimal automation solution, however, is challenged by the complexity of the distributed network environment and the lack of trained resources to design, deploy and support networks.

     The decision-making process that organizations face when planning, selecting and implementing information technology solutions is growing more complex. Organizations must select from numerous product options with shortening life cycles. Networks are typically comprised of PCs, peripherals, communications devices and software. Large enterprises must continually integrate the diverse PC environments that have been developed internally. Enterprises must design new networks, and upgrade and migrate to new systems. Although PC networks enhance business productivity, they typically present complex management problems and increased administrative costs. According to The Gartner Group, a leading information technology research firm, the total cost of ownership of a PC over five years may be as much as five times the initial capital expense. In addition, the shortage of qualified information technology personnel limits many organizations' ability to capitalize on the latest technologies. These organizations find it increasingly difficult and costly to maintain the internal infrastructure needed to support their networks. Since many businesses do not consider the internal management of their technology infrastructure to be a core business activity, companies increasingly seek to outsource the management and support of their PC network infrastructure.


     Vanstar believes that no other company in the marketplace today offers customers a sufficient range of integrated PC network solutions. Many service providers, including systems integrators, consulting firms and those emerging from the traditional mainframe environment, offer limited services, lack the capacity to support large widespread enterprises, or focus primarily on non-infrastructure services. Value-added resellers typically have a regional focus or do not offer a broad line of products and services. They often are too small to service the complex network requirements of the large multi-site customer.

     Vanstar believes that the key criteria which businesses consider when evaluating PC network integration service providers include the provider's ability: (i) to deliver one integrated solution spanning the PC network's life cycle; (ii) to supply multi-vendor network products customized to specific end-user demands; and (iii) to provide services on a national and international basis.

THE VANSTAR SOLUTION

     Vanstar's product and service offerings span the life cycle of the PC network infrastructure. The Company provides customized, integrated solutions for the network infrastructure needs of its customers by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing products from a variety of vendors. The Company believes that a single source solution enables customers to use fewer vendors, and provides tighter integration, lower costs, fewer errors, and greater management control. Vanstar's Life Cycle Services include design and consulting, acquisition and deployment, operation and support, and enhancement and migration. Vanstar has built substantial resource depth in all service areas and offers its integrated services on a nationwide basis.

     The Company believes that its customers are demanding increasingly sophisticated PC network systems and support infrastructures. Vanstar seeks to satisfy these requirements while minimizing its customers' internal staff requirements and systems development risk. Vanstar enhances the delivery of its services and products with automated systems that utilize open architecture and are expandable. The Company believes that significant efficiency can be gained by capturing data at the point of origin and controlling that data throughout the life cycle. Vanstar also uses automation to give its customers greater control over order management and provision of services. The Company's automated systems permit direct links between the customer and the Company, which the Company believes results in more efficient and faster delivery of products and services at a lower overall cost. For example, the Vanstar Navigator provides an easy-to-use customer interface for self-service order management. The Vanstar Navigator connects to Vanstar's Cockpit, which provides the Company's customer service representatives with real-time product availability, pricing and customer-specific account information. Another example is Vanstar's NOVA system, a service delivery system developed by the Company for the management of many of the Company's services: systems engineering, help desk, dispatch, repair, installation, moves/adds/changes and asset management. NOVA is designed to reduce costs, to improve billing procedures to capture additional revenue, and to improve resource utilization in delivering the Company's support services. The Company expects NOVA to be implemented during the second quarter of fiscal 1997. Vanstar believes that its automated systems significantly enhance its ability to satisfy its customers' needs.

STRATEGY

     The Company's objective is to continue to be a leading provider of a complete range of PC network infrastructure products and services to large businesses throughout the world. Vanstar now offers a full array of services including design and consulting, acquisition and deployment, operation and support, and enhancement and migration. To achieve its objective, the Company believes it must:

LEVERAGE ITS BROAD CUSTOMER BASE

     Vanstar has approximately 300 current customers who purchased products and services totaling at least $1 million during fiscal year 1996. Preserving and enhancing its relationship with these customers is the Company's first priority. In support of this effort, the Company recently brought its Starbase Account Management system on-line. Starbase is an extensive database of customer information that can be integrated with external data to pinpoint opportunities for the Company's Life Cycle Services.

     During the fiscal years ended April 30, 1996 and 1995, Microsoft Corporation ("Microsoft") accounted for 12.0% and 10.8% of the Company's total revenues, respectively. In August 1995, the Company entered into an agreement with Microsoft to manage Microsoft's PC procurement, including delivery, setup and installation of PC's and peripherals for approximately 12,500 desktops in the United States, over a three-year period, for approximately $550.0 million.

DEVELOP AND ENHANCE VALUE-ADDED SERVICES

     The Company believes that opportunities exist to increase its operating margins by increasing the range of value-added services that it currently offers its customers. The market for outsourced PC network services is expected to grow at a compound annual rate of approximately 14%. These services are typically sold at higher margins than more traditional services, such as product procurement or repair and maintenance. Vanstar has developed expertise and solutions in a number of value-added market segments, and will continue to develop new services using its Horizon development methodology. The Company also works with its suppliers, many of which provide leading technologies, to develop new services. For example, Vanstar provides services to integrate Microsoft Windows NT and Microsoft BackOffice into Vanstar's customers' environments. The Company believes its relationship with Microsoft enhances its knowledge base and expertise. Vanstar continually evaluates and pursues opportunities to acquire technology and other resources that will enhance and extend the reach of its value-added service offerings. Vanstar believes numerous opportunities will exist in the future to acquire service providers who complement its existing network services business.

EXPAND ITS WORLDWIDE SERVICE CAPABILITIES

     The Company believes that in addition to being in all major United States markets, it must also expand its global offerings. To expand its global presence, the Company is implementing a program that overlays Vanstar's systems and processes onto the service delivery and product distribution capabilities of Groupe Bull, a European-based global computer and computer services company, and Ingram Micro, an international computer products distributor. This integrated program will provide to Vanstar's US-based multinational customers a common management interface covering Vanstar performed services in the United States or services from Vanstar or its alliance partners in other countries.

PRODUCTS AND SERVICES

     Vanstar combines a full suite of products and services to deliver custom, integrated solutions for the PC network infrastructure requirements of its customers. The Company combines value-added services with its expertise in sourcing and distributing products from a variety of vendors to provide network integration solutions. These integrated Life Cycle Service solutions are designed to support the PC network infrastructure throughout its life cycle. Life Cycle Services include network design and consulting, acquisition and deployment, operation and support, and enhancement and migration. The Company offers each service as a discrete service or as part of an integrated Life Cycle Services program. The Company believes that proper planning and management are essential to providing quality service and to attaining customer satisfaction. Through planning and management, the Company seeks to optimize solutions at any point in the PC network life cycle.

DESIGN AND CONSULTING SERVICES

     Vanstar offers network design and consulting services that address the PC network life cycle. For network design, the Company uses a five-step methodology to assist customers in selecting, designing, planning and executing a network project: discovery, current state definition, requirements definition, solution design, and implementation planning. The Company employs national consulting teams, such as its Enterprise Communications Consulting Group, which provides expertise in cabling systems design, hubbing architecture, bridging/routing/switching systems, wide area transport and network management. Other teams have expertise in process-mapping and reengineering for outsourcing PC life cycle management, asset management and disaster recovery planning.

ACQUISITION AND DEPLOYMENT SERVICES

     Vanstar's network deployment services include product procurement, configuration, distribution, installation, cabling and connectivity.

     The Company sources PC's, servers, network products, computer peripherals and software to equip the network environment. The Company provides products from over 700 vendors, including Compaq Computer Corporation, International Business Machines Corporation ("IBM"), Hewlett-Packard Company, Apple Computer, Inc., Sun Microsystems, Inc., Microsoft Corporation, Novell, Inc., Lotus Development, Cisco Systems, 3Com Corporation and Bay Networks, Inc. The Company is authorized to sell a wide variety of network products, including servers, desktop and mobile systems, bridges, routers, hubs and concentrators, operating systems, applications, groupware and electronic mail products. Vanstar provides a single point of contact for customers to place and track all product orders. The Company's customer support groups in Indianapolis, Indiana and Pleasanton, California provide complete order management services from quotation to order processing, order tracking and fulfillment.

     Vanstar has centralized its configuration and distribution facilities in two highly-automated distribution centers located in Indianapolis, Indiana and Livermore, California. The distribution facilities handle product receiving, warehousing, central configuration, testing, order handling and shipping. The Company ensures timely and reliable network equipment integration by providing and coordinating a number of deployment services such as set-up, installation, cabling, server connection and testing.

OPERATION AND SUPPORT SERVICES

     Vanstar offers a variety of network operation and support services, including moves, adds and changes, repair and maintenance, help desk and network monitoring and asset management.

     The Company installs additional hardware and software to increase the capacity of, or otherwise upgrade, existing products and systems. Generally, moves, adds and changes assist customers in avoiding the costs associated with acquiring new systems.

     Vanstar offers repair and maintenance services, including extended warranty service, depot repair and preventive maintenance. These services are designed to minimize product failures and to extend the useful life of equipment. On all products for which the Company is authorized to provide warranty coverage, the Company offers its customers extended warranty service on standard manufacturer configurations and optional components, up to 24 hours per day, 365 days per year, anywhere in the United States within 100 miles of any of Vanstar's approximately 90 service locations.

     Vanstar offers help desk support through its Field Sales and Service Operations Center located in Roswell, Georgia. Help desk support is available for all major software applications and operating systems, including network software. Help desk support can also troubleshoot problems for all major hardware products. Customers access the help desk via a toll-free number. Support is available up to 24 hours per day, 7 days per week. The Company's help desk support group utilizes a call management system to track customer calls, to provide help desk with professionals on-line access to support standards, and to maintain a technical support database. Vanstar's help desk offerings can be delivered either from its Service Operations Center or from an on-site facility established at a customer's location. The Company also provides remote LAN monitoring and administration services.

     The Company provides asset management services. The Company's asset management system captures and maintains detailed information about a customer's installed base of PC hardware and software assets, and about all subsequent service events related to those assets. It generates reports and schedules through an end-user interface. The Company can provide a detailed analysis of the installed base for use in managing asset costs.

ENHANCEMENT AND MIGRATION SERVICES

     Vanstar offers enhancement and migration services to optimize the use of information technology by its customers and reduce the cost and disruption of changing technology platforms. The Company's tools and methods can migrate the customer to new hardware and software platforms. Developed under Horizon, Vanstar's development methodology, and managed using Lotus Notes, these comprehensive tool kits detail the full life cycle processes and procedures for planning and implementing a migration project. Two of the Company's programs help customers migrate to Windows 95 and Windows NT.

EDUCATION SERVICES

     Vanstar's training and education services include a nationwide offering of instructor-led and computer-based, self-paced training ("CBT") at both the introductory and more advanced levels, and covering operating systems, networking, electronic mail and personal productivity software. Through mobile classrooms and a combination of CBT training with phone-based instructor support, Vanstar can optimize delivery of education. Vanstar is a Microsoft Authorized Technical Education Center, providing training for Microsoft Windows 95, Windows NT, and BackOffice.

RECENT ACQUISITIONS

     Effective May 24, 1996, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and liabilities previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region. The two Dataflex regions offer PC product distribution, service and support in the states of Arizona, California, Colorado, New Mexico, Nevada and Utah and reported revenues of approximately $145 million for the fiscal year ended March 31, 1996. The purchase price of the assets and businesses acquired from Dataflex was approximately $42.0 million, subject to certain post-closing adjustments. Of this amount, the Company paid approximately $37.0 million in cash on May 29, 1996, with the remainder due following the completion of an audit of the assets acquired and the liabilities assumed as of May 31, 1996 and the completion of certain other post-closing matters.

     In June, 1996, the Company agreed to acquire Mentor Technologies, LTD ("Mentor"), an Ohio limited partnership providing information technology training and education. Mentor reported revenues of $5.5 million for its fiscal year ended December 31, 1995. The acquisition of Mentor is expected to significantly expand the Company's education and training business in the midwestern United States. Consummation of the transaction is subject to certain closing conditions and compliance with applicable law.

AUTOMATED SYSTEMS, PROCESS METHODOLOGIES AND TECHNICAL PERSONNEL

     Vanstar enhances its service delivery with customized automated systems which utilize open architecture and enable Vanstar's customers to change the processes they use to manage their PC network support infrastructures, thereby reducing cost and managing complexity. The Company believes efficiency can be gained by capturing data at its point of origin and managing that data throughout the life cycle. The Company believes that full life cycle automation increases efficiency and reduces touch costs. Process methodologies allow Vanstar to analyze, design and manage the PC network environment better. In addition to the Company's systems and methodologies, Vanstar believes that expert technical and consulting personnel are fundamental to its ability to deliver complete network life cycle solutions.

AUTOMATED SYSTEMS

     Vanstar has invested significant resources automating its internal service delivery systems and developing electronic links between the Company's systems and its customers' systems. The Company believes that these systems reduce costs, enhance service quality and improve reporting. The automated systems include the Vanstar Navigator, Cockpit, DCMS, FLEX and Tracker, and NOVA. The Company uses electronic links, including Electronic Data Interchange, to connect to customers' systems.

     - VANSTAR NAVIGATOR. The Vanstar Navigator is an order management system designed to give customers access to information about products available from the Company. The Vanstar Navigator can be installed on either a single PC or in a multi-user environment at the customer's site. The Vanstar Navigator provides customers with detailed information on product pricing and availability, and can generate quotes, purchase orders, order status, invoice history, on-line help and toll-free telephone support. With the Vanstar Navigator, customers can place and track orders themselves.

     - COCKPIT. Vanstar's customer service representatives use the Company's order management system, called Cockpit, to generate quotes and to enter and track product orders. Cockpit provides real-time product availability and pricing information, and maintains detailed, customer-specific account information, including account history, standard product configurations, special pricing, locations, authorized purchasing personnel and credit limits.

     - DCMS, FLEX AND TRACKER. Vanstar's Distribution Center Management System ("DCMS") and its FLEX systems operate the Company's automated distribution and configuration centers located in Indianapolis, Indiana, and Livermore, California. DCMS and FLEX manage the flow of orders through the distribution process and provide the on-line information necessary to configure systems to customers' standards. Operating on a LAN, DCMS assigns a unique barcode fingerprint to each SKU as it arrives. Warehouse staff use radio frequency, hand-held devices to manage and track the movement of product orders through the centers. Vanstar's Tracker system tracks each package from the warehouse to the customer site. Vanstar's distribution centers are collocated with Federal Express depots. The Company's systems are integrated with Federal Express' systems, providing complete point-to-point delivery and tracking.

     - NOVA. Vanstar has developed NOVA, a service delivery system for the management of its systems engineering, help desk, dispatch, repair, installation, moves/add/changes and asset management service offerings. The Company expects NOVA to be implemented during the second quarter of fiscal 1997. NOVA's resource allocation system is designed to insure that the appropriate technical personnel are available to respond to customer service calls. Service calls placed by customers are received through Vanstar's First Touch program. NOVA automatically determines which field engineer is available and sends all relevant customer information to the field engineer through a field computing device via radio. NOVA is backed by more than 50 strategic parts stocking locations in the United States; spare parts can be delivered the same day or shipped overnight to either the customer location or the field service engineer. The Company believes that NOVA will result in increased customer network uptime, more accurate matching of parts and field service engineer skills to service needs, more accurate and comprehensive information management, and lower costs.

     - ELECTRONIC LINKS. In order to create a cooperative service environment, Vanstar uses electronic links to connect its systems to its customers' systems through Electronic Data Interchange, the Internet or through private Wide Area Networks.

PROCESS METHODOLOGIES

     The Company believes that the complex and sometimes unpredictable technical environment and the customization required by customers contribute to the variability of service delivery requirements. To manage this complexity, Vanstar uses several methods for capturing, codifying and disseminating organizational knowledge to individuals in the field. Using Horizon, its professional service development process, Vanstar has developed a series of tool kits to provide standards and solutions for common network problems plus tools for solving unique problems. Lotus Notes is the primary vehicle used by the Company for electronic delivery of systematized procedures and processes. The Company also employs flexible process-mapping, just-in-time training and knowledge-based management techniques.

TECHNICAL PERSONNEL

     Vanstar employs over 3,100 technical professionals in the United States. Vanstar expanded its systems engineering force from approximately 200 in March 1994 to over 950 as of June 1996. The Company intends to significantly expand its staff of technical professionals. The technical personnel are both client dedicated and centrally dispatched, and provide service either on a contract basis or a project basis. The Company is also developing groups of technical professionals who specialize in the areas of operations, methods and practices, process management and consulting. The Company's engineering staff is certified in the major network operating systems and has experience with LAN and WAN networking products and protocols. The Company supports major network operating systems, including Microsoft Windows NT and BackOffice, Novell NetWare, IBM LAN Server and AppleShare. In May 1995, the Company entered into an agreement with Microsoft Corporation pursuant to which the Company hired a substantial number of systems engineers to support Microsoft's Back Office and Windows NT networking products.

CUSTOMERS

     The Company's broad customer base of primarily Fortune 1000 companies and other large enterprises includes the following, all of which purchased products and services in excess of $1.0 million during the 12 months ended April 30, 1996 from the Company:

     CUSTOMER NAME                                  INDUSTRY
     -------------                                  --------
Aluminum Company of America                      Manufacturing
American Greetings Corporation                   Manufacturing
Autodesk Inc.                                    Software
BellSouth Corporation                            Telecommunications
Charles Schwab and Company Inc.                  Financial Services
Cigna Corporation                                Insurance
Duke Power Company                               Utility
Federal Express Corporation                      Transportation
Florida Power & Light Company                    Utility
Ford Motor Company                               Manufacturing
Hoechst Celanese Corporation                     Chemicals
Hoffmann-La Roche Inc.                           Pharmaceuticals
Integrated Systems Solutions Corporation         Computer Services
International Business Machines Corporation      Computers
International Paper Company                      Forest Products
Lehman Brothers Inc.                             Financial Services
Liberty Mutual Insurance Group                   Insurance
Lotus Development Corporation                    Software
MCI Communications Corporation                   Telecommunications
Microsoft Corporation                            Software
Mobil Oil Corporation                            Oil/Gas
Motorola Inc.                                    High Technology
Owens-Corning Fiberglas Corporation              Manufacturing
Phoenix Newspapers Inc.                          Publishing
Praxair Inc.                                     Manufacturing
Sedgwick James Inc.                              Insurance
Signet Banking Corp.                             Financial Services
Sony Music Entertainment Inc.                    Entertainment
State of New Jersey                              State Government
Sybase Inc.                                      Software
The Equitable Companies Inc.                     Insurance
United Technologies Corporation                  Aerospace and Manufacturing
UNUM Corporation                                 Insurance

MARKETING AND SALES

     Vanstar markets its PC network Life Cycle Services by targeting executives of large enterprises who have information technology decision-making authority. As of April 30, 1996, the Company's domestic sales network consisted of over 760 field sales and service representatives. Vanstar's direct sales force is comprised of account managers and technical sales personnel. Vanstar's account manager force is responsible for prospecting new business, maintaining and expanding relationships with current customers, and ensuring customer satisfaction. Technical sales personnel provide the technical expertise to support and supplement the sales effort. To improve sales productivity, Vanstar equips its sales organization with sales force automation tools that provide them with a complete suite of marketing and account management tools. These tools reduce the sales representatives' physical dependence on the branch offices, allowing Vanstar to operate a "virtual office" environment while sharing information across multiple departments.

COMPETITION

     The markets in which the Company operates are characterized by intense competition from several types of technical service providers, including mainframe and mid-range computer manufacturers and outsourcers entering the personal computer services marketplace. These include Digital Equipment Corporation Multi-Vendor Services, Electronic Data Systems Corporation, Hewlett-Packard Company Multi-Vendor Services and Integrated Systems Solution Corporation. Other competitors include VARs, systems integrators and third-party service companies, such as AmeriData Technologies, Inc., CompuCom Systems, Inc., DecisionOne, Entex Information Services, InaCom Corp., MicroAge, Inc. and Technology Service Solutions ("TSS"). The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than the Company.

EMPLOYEES

     As of June 1996, the Company had approximately 4,100 employees.   The
Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company leases approximately 134,475 square feet of office space for its headquarters in Pleasanton, California, under a lease expiring in January 1998. The Company has signed an agreement to extend the lease for 92,000 of the 134,475 square feet until 2006. In June 1996, the Company signed an agreement to sell its approximately 180,000 square foot distribution center in Indianapolis, Indiana. Following the sale of the facility, the Company will leaseback the premises through April 1997 during construction of a new, approximately 400,000 square foot build-to-specification distribution center in Indianapolis, Indiana with occupancy targeted for May 1997. The lease on the new facility will expire in April 2007. In June 1996, the Company reduced the amount of space leased in its additional and separate warehouse facility in Indianapolis, Indiana from 129,000 square feet to approximately 64,000 square feet and extended the lease on the property through February 2007. In addition, the Company leases an approximately 192,000 square foot distribution center and an approximately 29,000 square foot return center in Livermore, California, an approximately 52,000 square foot repair facility in Wharton, New Jersey, and approximately 87,000 square feet of office space in Roswell, Georgia. The lease for the Livermore, California, distribution center expires in September 1999; the lease for the Livermore, California, return center expires in June 1997; the lease of the Wharton, New Jersey, premises expires in March 2004, subject to one five-year option to renew held by the Company; and the lease for the Roswell, Georgia, premises expires in May 1998. The Company leases other properties that it does not consider material to its operations. The Company believes that its facilities are suitable and adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

     Various legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 29, 1996, a majority of the Stockholders voted in favor of amending the Company's 1993 Stock Option Plan and the 1988 Stock Option Plan, approved the Employee Stock Purchase Plan and approved the Restated Certificate of Incorporation pursuant to a written consent of Stockholders in lieu of a meeting. The remaining Stockholders received a notice of written action of the Stockholders.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock has traded on the New York Stock Exchange under the symbol VST since March 11, 1996. As of June 24, 1996, there were 336 record holders of the Company's Common Stock. The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business. The Company's Financing Program Agreement with IBM Credit Corporation ("IBMCC") limits the Company's ability to pay cash dividends on the Common Stock.

     The Company's stock commenced trading on March 11, 1996 at $10.00. At the end of the Company's fourth quarter on April 30, 1996, the stock closed at $13.63. From March 11, 1996 to June 24, 1996 the high close price was $17.13 and the low was $9.38. On June 24 , 1996 the closing sale price for the Company's Common Stock was $16.38.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated annual financial data presented below was derived from the Company's audited consolidated financial statements. This selected consolidated annual financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.


                                                                   SEVEN
                                         ENDED APRIL 30,           MONTHS            FISCAL YEAR ENDED SEPTEMBER 30,
                                    ------------------------      APRIL 30,     --------------------------------------
                                       1996          1995           1994           1993           1992         1991
                                       ----          ----           ----           ----           ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue                           $ 1,804,813   $ 1,385,392      $ 586,514    $ 1,099,813     $ 787,798    $ 213,738
  Cost of revenue                     1,559,886     1,174,854        489,512        921,789       696,518      180,141
  Gross margin                          244,927       210,538         97,002        178,024        91,280       33,597
  Selling, general and
    administrative expenses             201,880       182,411         97,436        181,320       158,644       48,485
  Operating income (loss)                43,047        28,127          (434)        (3,296)      (76,272)     (14,888)
  Interest expense, net                  30,265        25,978         11,181         22,196        20,242       11,019
  Income (loss) from continuing
    operations                            8,053         1,268        (6,969)       (18,751)      (54,228)     (15,803)
  Income from discontinued
    operations                            9,194             -         51,474         14,505         2,261       25,320
  Net income (loss)                      17,247         1,268         44,505        (4,246)      (51,967)        9,517
   Pro forma net income per
    share  (1)                      $      0.50   $      0.04
  Shares used in computing pro
    forma net income per
    share (1)                            34,250        32,486

                                                            APRIL 30,                                    SEPTEMBER 30,
                                           --------------------------------------------- -------------------------------------------
                                             1996            1995           1994               1993           1992           1991
                                             ----            ----           ----               ----           ----           ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)                $315,742       $ 267,852      $ (73,511)         $(114,902)     $(107,441)     $ (14,554)
  Total assets                              803,365         705,295         610,458            576,279        700,035        598,730
  Short-term borrowings                           -               -         262,783            194,660        227,692        158,124
  Current maturities of
   long-term debt                             1,759           7,685          12,788             23,190         14,898          6,836
  Long-term debt, less
    current maturities                      293,007         337,750           6,732             13,017         32,219         46,630
  Redeemable preferred stock
    and accrued dividends                         -               -           4,777              4,464          3,986          3,559
  Total stockholders' equity                127,053          22,589          24,797             13,584            684         56,049

QUARTERLY OPERATING RESULTS

     The following tables set forth the unaudited operating results for each of the four quarters in fiscal year 1996 and 1995. These numbers have been derived from the Company's unaudited quarterly financial statements and in the opinion of management, reflect all adjustments (of a normal and recurring nature) which are necessary for a fair representation of the results of operations for the interim periods.



                                                  4TH          3RD         2ND         1ST
                                                  ---          ---         ---         ---
                                                QUARTER      QUARTER     QUARTER     QUARTER
                                                -------      -------     -------     -------
                                                               (IN THOUSANDS)
FISCAL YEAR ENDED APRIL 30, 1996
REVENUE:
  Products                                     $424,055      $391,130    $389,030     $374,083
  Services:
    Networking                                   17,197        16,514      13,561       10,855
    Support services                             36,145        34,758      34,031       33,484
    Other services                                8,257         4,460       8,506        8,747
                                                -------       -------     -------      -------
     Total revenue                              485,654       446,862     445,128      427,169
                                                -------       -------     -------      -------

GROSS MARGIN:
  Products                                       40,843        36,254      36,597       34,200
  Services:
    Networking                                    5,423         6,353       6,338        4,899
    Support services                             11,542        13,075      12,091       12,423
    Other services                                6,982         3,208       7,326        7,373
                                                -------       -------     -------      -------
     Total gross margin                          64,790        58,890      62,352       58,895
                                                -------       -------     -------      -------

GROSS MARGIN PERCENTAGE:
  Products                                         9.6%          9.3%        9.4%         9.1%
  Services:
    Networking                                    31.5%         38.5%       46.7%        45.1%
    Support services                              31.9%         37.6%       35.5%        37.1%
    Other services                                84.6%         71.9%       86.1%        84.3%
                                                -------       -------     -------      -------
     Total gross margin                           13.3%         13.2%       14.0%        13.8%
                                                -------       -------     -------      -------

Selling, general and administrative expenses     31,855        76,891      46,772       46,362
  % of total revenue                               6.5%         17.2%       10.5%        10.9%

Operating income (loss)                          32,935      (18,001)      15,580       12,533
  % of total revenue                               6.8%        (4.0%)        3.5%         2.9%
                                                -------       -------     -------      -------

Income (loss) from continuing operations         16,519      (16,731)       4,951        3,314
Gain on disposal of discontinued businesses           -         9,194           -            -
                                                -------       -------     -------      -------
NET INCOME (LOSS)                              $ 16,519      $ (7,537)   $  4,951     $  3,314
                                                -------       -------     -------      -------
                                                -------       -------     -------      -------

Proforma net income (loss) per share (1):
  Continuing operations                       $    0.44     $  (0.53)   $    0.15    $    0.10
  Discontinued operations                             -          0.29           -            -
                                                -------       -------     -------      -------
TOTAL PROFORMA NET INCOME (LOSS) PER SHARE    $    0.44     $  (0.24)   $    0.15    $    0.10
                                                -------       -------     -------      -------
                                                -------       -------     -------      -------

     During the third quarter of fiscal year 1996, the Company recorded a $31.1 million provision against its extended credit due from Merisel FAB. In the fourth quarter of fiscal year 1996, the Company reversed $15.6 of this provision (see Notes 2 and 15 of Notes to Consolidated Financial Statements).


                                                         4TH         3RD        2ND        1ST
                                                         ---         ---        ---        ---
                                                       QUARTER     QUARTER    QUARTER    QUARTER
                                                       -------     -------    -------    -------
                                                                     (IN THOUSANDS)
FISCAL YEAR ENDED APRIL 30, 1995
REVENUE:
  Products                                            $ 342,784  $ 303,171   $ 289,819  $ 251,618
  Services:
    Networking                                            9,535      8,508       7,552      6,247
    Support services                                     33,684     32,587      32,361     32,562
    Other services                                        8,173      8,587       8,822      9,382
                                                     ----------   --------   ---------  ---------
     Total revenue                                      394,176    352,853     338,554    299,809
                                                     ----------   --------   ---------  ---------

GROSS MARGIN:
  Products                                               32,701     28,160      27,074     25,578
  Services:
    Networking                                            3,550      3,384       3,534      2,643
    Support services                                     13,655     14,162      13,428     13,808
    Other services                                        6,836      7,038       7,230      7,757
                                                     ----------   --------   ---------  ---------
      Total gross margin                                 56,742     52,744      51,266     49,786
                                                     ----------   --------   ---------  ---------


GROSS MARGIN PERCENTAGE:
  Products                                                 9.5%       9.3%        9.3%      10.2%
  Services:
    Networking                                            37.2%      39.8%       46.8%      42.3%
    Support services                                      40.5%      43.5%       41.5%      42.4%
    Other services                                        83.6%      82.0%       82.0%      82.7%
                                                     ----------   --------   ---------  ---------
      Total gross margin                                  14.4%      14.9%       15.1%      16.6%

Selling, general and administrative expenses             47,834     45,610      44,778     44,189
  % of total revenue                                      12.1%      12.9%       13.2%      14.7%

Operating income                                          8,908      7,134       6,488      5,597
  % of total revenue                                       2.3%       2.0%        1.9%       1.9%
                                                     ----------   --------   ---------  ---------

NET INCOME                                           $      890   $     76   $     285  $      17
                                                     ----------   --------   ---------  ---------
                                                     ----------   --------   ---------  ---------

PROFORMA NET INCOME PER SHARE (1)                    $     0.03   $   0.00   $    0.01  $    0.00
                                                     ----------   --------   ---------  ---------
                                                     ----------   --------   ---------  ---------


______
(1) Pro forma amounts give effect to the conversion of all outstanding shares of Preferred Stock and Class B Common Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock as if the conversion had occurred at the later of the beginning of fiscal year 1995 or the issuance date. Pro forma net income per share is calculated based upon the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding in each quarter. Consequently, the sum of the quarterly pro forma net income per share does not necessarily equal the year-to-date pro forma net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Vanstar's four primary sources of revenue are: products, networking, support services and other services. Through these products and service offerings, Vanstar combines its capabilities to deliver a custom, integrated solution for the PC network infrastructure requirements of its customers. Products revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Networking revenue is primarily derived from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Networking revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support. Support services revenue is primarily derived from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Other services revenue is primarily derived from fees earned on the distribution services agreement with Merisel FAB and training and education services. Pursuant to the distribution services agreement, the Company provides product distribution to franchises and affiliates of Merisel FAB (see Note 2 of Notes to Consolidated Financial Statements).

     The following tables set forth for the periods indicated, the Company's
(i) total revenue, gross margin and gross margin percentage by revenue source,
(ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income (loss) in total and as a percentage of total revenue.

                                                                           SEVEN
                                                     FISCAL YEAR           MONTHS    FISCAL YEAR
                                                    ENDED APRIL 30,        ENDED        ENDED
                                               ------------------------   APRIL 30,  SEPTEMBER 30,
                                                  1996        1995          1994        1993
                                                  ----        ----          ----        ----
                                                                 (IN THOUSANDS)
REVENUE:
 Products                                      $ 1,578,298  $ 1,187,392  $  490,576  $   935,165
 Services:
   Networking                                       58,127       31,842       9,829       15,652
   Support services                                138,418      131,194      76,785      143,553
   Other services                                   29,970       34,964       9,324        5,443
                                               -----------  -----------  ----------  -----------
     Total revenue                             $ 1,804,813  $ 1,385,392  $  586,514  $ 1,099,813
                                               -----------  -----------  ----------  -----------

GROSS MARGIN:
 Products                                      $   147,894  $   113,513  $   53,261  $   110,651
 Services:
   Networking                                       23,013       13,111       3,291        7,525
   Support services                                 49,131       55,053      33,001       57,320
   Other services                                   24,889       28,861       7,449        2,528
                                               -----------  -----------  ----------  -----------
     Total gross margin                        $   244,927  $   210,538  $   97,002  $   178,024
                                               -----------  -----------  ----------  -----------

GROSS MARGIN PERCENTAGE:
 Products                                             9.4%         9.6%       10.9%        11.8%
 Services:
   Networking                                        39.6%        41.2%       33.5%        48.1%
   Support services                                  35.5%        42.0%       43.0%        39.9%
   Other services                                    83.0%        82.5%       79.9%        46.4%
                                               -----------  -----------  ----------  -----------
     Total gross margin percentage                   13.6%        15.2%       16.5%        16.2%
                                               -----------  -----------  ----------  -----------


Selling, general and administrative expenses   $   201,880  $   182,411  $    97,436  $  181,320
 % of total revenue                                  11.2%        13.2%        16.6%       16.5%
Operating income (loss)                        $    43,047  $    28,127  $     (434)  $  (3,296)
 % of total revenue                                   2.4%         2.0%       (0.1)%      (0.3)%

YEAR ENDED APRIL 30, 1996 AS COMPARED TO THE YEAR ENDED APRIL 30, 1995

     PRODUCTS.  Revenue increased 32.9% to $1.6 billion for the year ended
April 30, 1996 from $1.2 billion for the year ended April 30, 1995 as a result of the Company's successful sales and marketing efforts and strengthened market position. Gross margin increased 30.3% to $147.9 million for the year ended April 30, 1996 from $113.5 for the year ended April 30, 1995. Gross margin percentage decreased to 9.4% for the year ended April 30, 1996 from 9.6% for the year ended April 30, 1995 due to the Company's emphasis on larger customers which resulted in lower gross margin percentages but higher sales volumes that more than offset the associated increase in distribution costs.

     NETWORKING. Revenue increased 82.5% to $58.1 million for the year ended April 30, 1996 from $31.8 million for the year ended April 30, 1995. This increase reflects the increased customer demand for the Company's value-added PC network service offerings. Gross margin increased 75.5% to $23.0 million for the year ended April 30, 1996 from $13.1 million for the year ended April 30, 1995. Gross margin percentage decreased to 39.6% for the year ended April 30, 1996 from 41.2% for the year ended April 30, 1995 due to increased investments in systems engineers.

     SUPPORT SERVICES. Revenue increased 5.5% to $138.4 million for the year ended April 30, 1996 from $131.2 million for the year ended April 30, 1995. This increase reflects the growth in support services related to increased product sales which more than offset a decline in repair and maintenance services attributable to improved product reliability and a shift by vendors to extended warranty programs. Gross margin decreased 10.8% to $49.1 million for the year ended April 30, 1996 from $55.1 million for the year ended April 30, 1995. Gross margin percentage decreased to 35.5% for the year ended April 30, 1996 from 42.0% for the year ended April 30, 1995, as a result of startup costs associated with newly obtained contracts.

     OTHER SERVICES. Revenue decreased 14.3% to $30.0 million for the year ended April 30, 1996 from $35.0 million for the year ended April 30, 1995. The decrease was the result of a negotiated reduction in the distribution fee from Merisel FAB and reduced demand for the Company's training services. Gross margin decreased to $24.9 million for the year ended April 30, 1996 from $28.9 million for the year ended April 30, 1995 while the gross margin percentage remained relatively constant.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10.7% to $201.9 million for the year ended April 30, 1996 from $182.4 million for the year ended April 30, 1995. Selling, general and administrative expenses as a percentage of total revenue decreased to 11.2% for the year ended April 30, 1996 from 13.2% for the year ended
April 30, 1995. This decrease is due to higher volumes of product and networking revenue that more than offset the increase in associated fixed costs as well as cost reduction efforts to consolidate administrative functions and centralize branches.

     OPERATING INCOME. Operating income increased 53.0% to $43.0 million for the year ended April 30, 1996 from $28.1 million for the year ended April 30, 1995. Operating income as a percentage of total revenue increased to 2.4% for the year ended April 30, 1996 from 2.0% for the year ended April 30, 1995 as the decrease in selling, general and administrative expenses as a percentage of total revenue more than offset the decrease in the total gross margin percentage.

     INTEREST. Interest expense is incurred primarily on borrowings to support the working capital requirements of the products line of business and the Merisel FAB distribution services agreement.

Interest expense increased 10.0% to $35.8 million for the year ended April 30, 1996 from $32.6 million for the year ended April 30, 1995 due principally to higher average borrowings during fiscal year 1996 related to increased inventory levels and receivable balances as a result of the significant growth in products revenue. Interest income decreased 15.8% to $5.5 million from $6.6 million as the Company was paid in full on a significant note receivable during the first quarter of fiscal year 1996.

     TAXES. The effective tax rate for the year ended April 30, 1996 of 37.0% and 1995 of 41.0% was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

ANNUAL AND ANNUALIZED SEVEN-MONTH PERIODS

     In April 1994, the Company changed its fiscal year from September 30 to April 30. Therefore, the Company is using annualized information for the seven months ended April 30, 1994 ("1994") for purposes of comparison to the year ended April 30, 1995 ("1995") and the year ended September 30, 1993 ("1993"). The annualized information for the period ended April 30, 1994 does not represent actual operating results that would have been achieved for a full fiscal year.

FISCAL YEAR ENDED APRIL 30, 1995 AS COMPARED TO THE ANNUALIZED SEVEN MONTHS ENDED APRIL 30, 1994

     PRODUCTS. Revenue increased 41.2% in 1995 from 1994, primarily because cash generated from the sale of the Company's U.S. franchise business enabled the Company to meet increased customer demand through improved product stocking levels. Gross margin increased 24.3% in 1995 from 1994 while the gross margin percentage decreased to 9.6% in 1995 from 10.9% in 1994. This decrease was the result of the Company's emphasis on larger customers which resulted in lower gross margin percentages but higher sales volumes that more than offset the associated increase in distributed costs.

     NETWORKING. Revenue increased 89.0% in 1995 from 1994 due to a significant increase in the Company's capacity to meet increased demand for value-added networking services. This increase in capacity was a result of the Company's investments in hiring and training systems engineers in prior periods. Gross margin increased 132.4% in 1995 from 1994. Gross margin percentage increased to 41.2% in 1995 from 33.5% in 1994 as a result of the increased utilization of the Company's systems engineers.

     SUPPORT SERVICES. Revenue decreased 0.3% in 1995 from 1994. Gross margin decreased 2.7% in 1995 from 1994. Gross margin percentage decreased to 42.0% in 1995 from 43.0% in 1994, as a result of annual wage rate increases which were not offset by increased revenue.

     OTHER SERVICES. Revenue increased 118.7% in 1995 from 1994. This increase is primarily attributable to the fees derived from the Merisel FAB distribution services agreement, which began in February 1994. Gross margin increased 126.0% in 1995 from 1994. Gross margin percentage increased to 82.5% in 1995 from 79.9% in 1994 resulting from an increase in revenue without a commensurate increase in cost of services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 9.2% in 1995 from 1994. Selling, general and administrative expenses as a percentage of total revenue decreased to 13.2% in 1995 from 16.6% in 1994, due to the cost reduction efforts to consolidate sales administration activities and to the effect of higher volumes of product and networking that more than offset the increase in associated fixed costs.

     OPERATING INCOME (LOSS) Operating income increased to $28.1 million in 1995 from an operating loss in 1994 as the decline in selling, general and administrative expenses as a percentage of total revenue and the increase in networking gross margin percentage more than offset the decline in the products gross margin percentage.


     INTEREST. Interest expense increased 48.5% in 1995 from 1994 due principally to higher borrowings related to increased inventory levels and receivable balances as a result of the significant growth in products revenue, combined with increases in the prime rate throughout calendar 1994. Interest income during 1994 consisted primarily of earnings on a long-term note receivable. Interest income during 1995 consisted primarily of early pay discounts.

     TAXES. The effective tax rate for 1995 of 41.0% and 1994 of 40.0% was different than the U.S. statutory rate of 35.0% primarily due to the state tax provision and benefit, respectively.

ANNUALIZED SEVEN MONTHS ENDED APRIL 30, 1994 AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1993

     PRODUCTS. Revenue decreased 10.1% in 1994 from 1993 primarily due to limitations on product stocking levels resulting from working capital constraints. Gross margin decreased 17.5% in 1994 from 1993. Gross margin percentage also decreased to 10.9% in 1994 from 11.8% in 1993.

     NETWORKING. Revenue increased 7.7% in 1994 from 1993 due to the increased demand for the Company's high-end, value-added networking services. Gross margin decreased 25.0% in 1994 from 1993. Gross margin percentage declined to 33.5% in 1994 from 48.1% in 1993 as a result of costs associated with hiring and training new systems engineers in anticipation of the future growth in networking revenue.

     SUPPORT SERVICES. Revenue decreased 8.3% in 1994 from 1993 due to the elimination by the Company of several large contracts. Gross margin decreased 1.3% in 1994 from 1993. Gross margin percentage increased to 43.0% in 1994 from 39.9% in 1993, due to higher utilization of field engineers.

     OTHER SERVICES. Revenue increased 193.7% in 1994 from 1993 due to the inclusion of fees derived from the Merisel FAB distribution services agreement. Gross margin significantly increased in 1994 from 1993. Gross margin percentage increased to 79.9% in 1994 from 46.4% in 1993 due to the implementation of the Merisel FAB distribution services agreement.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 7.9% in 1994 from 1993. Selling, general and administrative expenses as a percentage of total revenue increased slightly to 16.6% in 1994 from 16.5% in 1993.

     OPERATING LOSS. The operating loss was significantly reduced in 1994 from 1993 as the increase in other services gross margin percentage due to the new Merisel FAB agreement more than offset the decrease in products and networking gross margin.

     INTEREST. Interest expense decreased 4.9% in 1994 from 1993. Interest income during 1994 and 1993 consisted primarily of earnings on a long-term note receivable.

     TAXES. The effective income tax rate for the seven months ended April 30, 1994 of 40.0% was different than the U.S. statutory rate of 35.0% due primarily to the state tax provision. The effective tax rate for 1993 of 26.4% was lower than the U.S. statutory rate of 34.0% primarily due to unbenefitted current year losses partially offset by state tax benefits.


DISCONTINUED OPERATIONS

     The Company disposed of most of its franchise business during 1994. The largest of these sales occurred on January 31, 1994, when the Company sold certain assets and liabilities of its United States franchise business, including all domestic franchise agreements, Datago distribution agreements and the right to the "ComputerLand" name and trademark within the United States to Merisel FAB (see Note 2 of Notes to Consolidated Financial Statements).

 DEFERRED TAX ASSETS

     At April 30, 1996 and 1995, the Company has recorded net deferred tax assets of $31.3 and $41.4 million respectively. The full realization of the deferred tax assets carried at April 30, 1996 is dependent upon the Company achieving future pretax earnings, prior to the expiration of the net operating loss carryforwards, of $84.7 million. The net operating loss carryforwards expire in the years 2000 through 2010. Management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized its line of credit with IBMCC and its operating profits as well as cash proceeds from the issuance of Common Stock and the sale of its franchise business to fund its significant revenue growth and working capital requirements, to make payments on its long-term debt and to purchase capital equipment.

     The Company currently has a $450 million line of credit under the Financing Program Agreement with IBMCC. At April 30, 1996, the Company had $386 million outstanding under this facility of which $97 million is included in accounts payable and $289 million is classified as long-term debt. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable and certain other assets. The line of credit currently has a term expiring October 31, 1997 and is renewable thereafter for successive six-month periods. IBMCC may terminate the line of credit at any time upon 90 days' notice to the Company. In the event of such termination, the outstanding borrowings under the Financing Program Agreement mature at the end of the term of the line of credit. As of May 1, 1996 amounts borrowed under the line of credit bear interest at prime minus 0.50%.

     In March 1996, the Company completed an initial public offering selling 9,215,770 shares of Common Stock and raising $83.4 million after selling expenses and underwriting discounts and commissions. The Company used the proceeds of the offering primarily to repay amounts borrowed under the line of credit with IBMCC.

     In January 1994, the Company sold certain assets and liabilities of its U.S. franchise business to Merisel FAB for $80.2 million in cash plus additional contingent consideration. In February 1996, the Company received an additional $14.6 million from the sale in settlement of the contingent consideration. Pursuant to its distribution and services agreement, the Company continues to supply product to Merisel FAB for which it earns a monthly distribution fee. Approximately one half of the Company's inventory balance is maintained to fulfill the Company's obligation under the distribution services agreement. Pursuant to such agreement, Merisel FAB is obligated to pay the Company for its daily purchases within two business days.

     The Company's working capital increased to $315.7 million at April 30, 1996 from $267.9 million at April 30, 1995. As a result of the initial public offering and improved profitability the Company's debt to equity ratio improved to 2.3 at April 30, 1996 from 15.3 at April 30, 1995. During fiscal year 1996, the Company's operating activities used cash of $21.5 million primarily due to significant increases in inventory and accounts receivable partially offset by an increase in accounts payable. The increases were in support of and as a result of higher levels of product sales. The Company increased its capital expenditures to $15.6 million during fiscal year 1996 primarily due to the Company's commitment to develop and expand its automated systems. The Company plans to continue to make significant investments in its automated systems and its capital equipment during fiscal year 1997.

     Effective May 24, 1996, the Company acquired substantially all of the assets and liabilities of the Western and Southwest Regions of Dataflex Corporation. The Company paid $37.0 million against an estimated purchase price of $42.0 million. In June, 1996, the Company entered into an agreement to acquire Mentor Technologies LTD, an Ohio limited partnership providing information technology training and education. In addition to the Dataflex and Mentor Technologies acquisitions, the Company continues to pursue the acquisition of other companies that sell products and services that either complement or expand its existing business.

     The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company believes that cash generated from operations and credit facilities will be sufficient to meet its cash requirements and fund its planned growth through at least the end of fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 VANSTAR CORPORATION

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors
Vanstar Corporation


    We have audited the accompanying consolidated balance sheets of Vanstar Corporation as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended April 30, 1996 and 1995, the seven month period ended April 30, 1994 and the year ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanstar Corporation at April 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for years ended April 30, 1996 and 1995, the seven month period ended April 30, 1994 and the year ended September 30, 1993, in conformity with generally accepted accounting principles.

                             ERNST & YOUNG LLP

San Jose, California
June 10, 1996

                                 VANSTAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                        ASSETS


                                                                                       APRIL 30,
                                                                                   1996           1995
                                                                                 --------       --------
CURRENT ASSETS:
    Cash                                                                         $ 14,498       $  7,761
    Receivables, net of allowance for doubtful accounts of
        $14,812 and $12,326 at April 30, 1996 and 1995, respectively              298,484        261,308
    Inventories                                                                   350,406        298,686
    Deferred income taxes                                                          25,750         35,779
    Prepaid expenses and other current assets                                       2,432          1,193
                                                                                 --------       --------
         Total current assets                                                     691,570        604,727
Property and equipment, net                                                        23,183         19,832
Other assets, net                                                                  48,899         39,296
Goodwill,  net of accumulated amortization of $3,453
     and $1,726 at April 30, 1996 and 1995, respectively                           39,713         41,440
                                                                                 --------       --------
                                                                                 $803,365       $705,295
                                                                                 --------       --------
                                                                                 --------       --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                             $305,374       $263,197
    Accrued liabilities                                                            41,586         39,110
    Deferred revenue                                                               27,109         26,883
    Current maturities of long-term debt                                            1,759          7,685
                                                                                 --------       --------
         Total current liabilities                                                375,828        336,875
Long-term debt, less current maturities                                           293,007        337,750
Other long-term liabilities                                                         7,477          8,081
Commitments and contingencies                                                           -              -

STOCKHOLDERS' EQUITY:
    Preferred stock                                                                     -            153
    Common stock:
        Class A; $.001 par value: 100,000,000 shares authorized,
          40,475,144 shares issued and outstanding at April 30, 1996;
          50,000,000 shares authorized, 7,323,508 issued and
          outstanding at April 30, 1995                                                40              7
        Class B; $.001 par value; no shares authorized, issued or
          outstanding at April 30, 1996; 18,800,000 shares authorized,
          3,708,205 issued and outstanding at April 30, 1995                            -              4
    Additional paid-in capital                                                    115,097         24,768
    Retained earnings (accumulated deficit)  (since a deficit
          elimination of $78,448 at April 30, 1994)                                11,916         (2,343)
                                                                                 --------       --------
         Total stockholders' equity                                               127,053         22,589
                                                                                 --------       --------
                                                                                 $803,365       $705,295
                                                                                 --------       --------
                                                                                 --------       --------



             See accompanying notes to consolidated financial statements.

                                 VANSTAR CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data)


                                                                                           SEVEN
                                                                                           MONTHS          YEAR
                                                             YEAR ENDED APRIL 30,          ENDED           ENDED
                                                           -------------------------      APRIL 30,    SEPTEMBER 30,
                                                             1996           1995            1994           1993
                                                           ----------     ----------     ----------     ----------
Revenue:
    Products                                               $1,578,298     $1,187,392     $  490,576     $  935,165
    Services                                                  226,515        198,000         95,938        164,648
                                                           ----------     ----------     ----------     ----------
        Total revenue                                       1,804,813      1,385,392        586,514      1,099,813
                                                           ----------     ----------     ----------     ----------

Cost of revenue:
    Products                                                1,430,404      1,073,879        437,316        824,514
    Services                                                  129,482        100,975         52,196         97,275
                                                           ----------     ----------     ----------     ----------
        Total cost of revenue                               1,559,886      1,174,854        489,512        921,789
                                                           ----------     ----------     ----------     ----------

Gross margin                                                  244,927        210,538         97,002        178,024

Selling, general and administrative expenses                  201,880        182,411         97,436        181,320
                                                           ----------     ----------     ----------     ----------

Operating income (loss)                                        43,047         28,127           (434)        (3,296)

    Interest income                                             5,539          6,577          1,608            849
    Interest expense                                          (35,804)       (32,555)       (12,789)       (23,045)
                                                           ----------     ----------     ----------     ----------

Income (loss) from continuing operations
    before income taxes                                        12,782          2,149        (11,615)       (25,492)
    Income tax benefit (provision)                             (4,729)          (881)         4,646          6,741
                                                           ----------     ----------     ----------     ----------
Income (loss) from continuing operations                        8,053          1,268         (6,969)       (18,751)
    Income from operations of discontinued
       businesses (less income taxes of $3,693
       in 1994 and $6,811 in 1993)                                  -              -          6,426         14,258
    Gain on disposal of discontinued businesses
       (less income taxes of $5,400 in 1996 and
       $10,706 in 1994 and $0 in 1993)                          9,194              -         45,048            247
                                                           ----------     ----------     ----------     ----------

Net income (loss)                                          $   17,247     $    1,268     $   44,505     $   (4,246)
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

Pro forma net income per share:
    Continuing operations                                  $     0.23     $     0.04
    Discontinued operations                                      0.27            -
                                                           ----------     ----------
Total pro forma net income per share                       $     0.50     $     0.04
                                                           ----------     ----------
                                                           ----------     ----------
Shares used in pro forma per share calculation                 34,250         32,486
                                                           ----------     ----------
                                                           ----------     ----------


             See accompanying notes to consolidated financial statements.

                             VANSTAR CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                  PREFERRED STOCK               COMMON STOCK A                 COMMON STOCK B
                                           ----------------------------  ----------------------------  ----------------------------
                                              SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE AT SEPTEMBER 30, 1992                      9,766     $   28,495          4,118     $        4          3,708     $        4

Issuance of Class A Common Stock                       -              -          3,267              3              -              -
Amortization of deferred compensation                  -              -              -              -              -              -
Issuance of warrants                                   -              -              -              -              -              -
Translation adjustments                                -              -              -              -              -              -
Net loss                                               -              -              -              -              -              -
Dividends                                              -              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE AT SEPTEMBER 30, 1993                      9,766         28,495          7,385              7          3,708              4

Conversion of Class A, C, and D
  Preferred Stock and accrued dividends
  to Class F Preferred Stock                       5,543        (28,342)             -              -              -              -
Payment on shareholder note receivable                 -              -              -              -              -              -
Issuance of Class A Common Stock                       -              -             75              -              -              -
Translation adjustments                                -              -              -              -              -              -
Sale of international businesses                       -              -              -              -              -              -
Net income                                             -              -              -              -              -              -
Dividends                                              -              -              -              -              -              -
Quasi-reorganization:
  Revaluation adjustments, net                         -              -              -              -              -              -
  Transfer from accumulated deficit                    -              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE AT APRIL 30, 1994                         15,309            153          7,460              7          3,708              4

Redemption of Class A Common Stock                     -              -           (154)             -              -              -
Issuance of Class A Common Stock                       -              -             17              -              -              -
Redemption of Class E Preferred Stock                  -              -              -              -              -              -
Net income                                             -              -              -              -              -              -
Dividends                                              -              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE AT APRIL 30, 1995                         15,309            153          7,323              7          3,708              4

Redemption of Class A Common Stock                     -              -           (103)             -              -              -
Issuance of warrants                                   -              -              -              -              -              -
Conversion of Class F Preferred Stock
  and Senior Preferred Stock to
  Class A Common Stock                           (15,309)          (153)        15,309             15              -              -
Conversion of Class B Common Stock to
  Class A Common Stock                                 -              -          3,708              4         (3,708)            (4)
Conversion of Warrants to Class A
  Common Stock                                         -              -          4,996              5              -              -
Issuance of Class A Common Stock                       -              -          9,216              9              -              -
Accrued Dividends Forgiven -
     Senior Preferred Stock                            -              -              -              -              -              -
Exercise of Options                                    -              -             26              -              -              -
Net income                                             -              -              -              -              -              -
Dividends                                              -              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------
BALANCE AT APRIL 30, 1996                              -     $        -         40,475     $       40              -     $        -
                                           -------------  -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------  -------------


                                                                            RETAINED
                                            STOCKHOLDER                     EARNINGS
                                               NOTE          ADDTL.         (ACCUM.        TRANS.
                                            RECEIVABLE    PAID-IN CAPTL.    DEFICIT)       ADJUST.         TOTAL
                                           -------------  -------------  -------------  -------------  -------------
BALANCE AT SEPTEMBER 30, 1992                 $        -     $   84,758     $ (112,434)    $     (143)    $      684

Issuance of Class A Common Stock                  (1,846)        17,395              -              -         15,552
Amortization of deferred compensation                  -              9              -              -              9
Issuance of warrants                                (154)         3,269              -              -          3,115
Translation adjustments                                -              -              -          1,411          1,411
Net loss                                               -              -         (4,246)             -         (4,246)
Dividends                                              -              -         (3,941)             -         (3,941)
                                           -------------  -------------  -------------  -------------  -------------
BALANCE AT SEPTEMBER 30, 1993                     (2,000)       105,431       (120,621)         1,268         12,584

Conversion of Class A, C, and D
   Preferred Stock and accrued dividends
   to Class F Preferred Stock                          -         28,342              -              -              -
Payment on shareholder note receivable             1,000              -              -              -          1,000
Issuance of Class A Common Stock                       -              -              -              -              -
Translation adjustments                                -              -              -            (86)           (86)
Sale of international businesses                       -              -              -         (1,182)        (1,182)
Net income                                             -              -         44,505              -         44,505
Dividends                                              -              -         (2,332)             -         (2,332)
Quasi-reorganization:
   Revaluation adjustments, net                        -        (29,692)             -              -        (29,692)
   Transfer from accumulated deficit                   -        (78,448)        78,448              -              -
                                           -------------  -------------  -------------  -------------  -------------
BALANCE AT APRIL 30, 1994                         (1,000)        25,633              -              -         24,797

Redemption of Class A Common Stock                 1,000         (1,000)             -              -              -
Issuance of Class A Common Stock                       -              -              -              -              -
Redemption of Class E Preferred Stock                  -            135              -              -            135
Net income                                             -              -          1,268              -          1,268
Dividends                                              -              -         (3,611)             -         (3,611)
                                           -------------  -------------  -------------  -------------  -------------
BALANCE AT APRIL 30, 1995                              -         24,768         (2,343)             -         22,589

Redemption of Class A Common Stock                     -              -              -              -              -
Issuance of warrants                                   -            500              -              -            500
Conversion of Class F Preferred Stock
   and Senior Preferred Stock to
   Class A Common Stock                                -            138              -              -              -
Conversion of Class B Common Stock to
   Class A Common Stock                                -              -              -              -              -
Conversion of Warrants to Class A
   Common Stock                                        -             (5)             -              -              -
Issuance of Class A Common Stock                       -         83,382              -              -         83,391
Accrued Dividends Forgiven -
   Senior Preferred Stock                              -          6,162              -              -          6,162
Exercise of Options                                    -            152              -              -            152
Net income                                             -              -         17,247              -         17,247
Dividends                                              -              -         (2,988)             -         (2,988)
                                           -------------  -------------  -------------  -------------  -------------
BALANCE AT APRIL 30, 1996                     $        -     $  115,097     $   11,916     $        -     $  127,053
                                           -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------


          See accompanying notes to consolidated financial statments

                                 VANSTAR CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (in thousands)


                                                                                           SEVEN
                                                                                          MONTHS          YEAR
                                                                                           ENDED          ENDED
                                                              YEAR ENDED APRIL 30,       APRIL 30,    SEPTEMBER 30,
                                                           -------------------------     ----------    -------------
                                                              1996           1995           1994           1993
                                                           ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   17,247     $    1,268     $   44,505     $   (4,246)
Adjustments:
 Depreciation and amortization                                  9,775          9,997          9,248         17,883
 Provision for receivables and investments                     14,393             95            356          5,287
 Gain on sale of building                                           -              -              -         (1,398)
 Gain on disposal of discontinued businesses                  (14,594)             -        (55,754)          (247)
 Changes in operating assets and liabilities:
   Receivables                                                (51,193)       (58,354)       (19,092)        53,253
   Inventories                                                (51,720)       (38,900)       (86,044)         2,504
   Prepaid expenses and other assets                           (2,462)        (1,257)         1,505         (4,409)
   Deferred income taxes                                       10,029         (1,097)         9,710         (1,730)
   Accounts payable                                            42,177         37,556        (19,679)        (9,871)
   Accrued and other liabilities                                4,865          1,070        (21,713)       (34,890)
                                                           ----------     ----------     ----------     ----------
     Total adjustments                                        (38,730)       (50,890)      (181,463)        26,382
                                                           ----------     ----------     ----------     ----------
Net cash provided by (used in) operating activities           (21,483)       (49,622)      (136,958)        22,136

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales of businesses                                           14,594              -         78,401          3,097
 Capital expenditures                                         (15,583)       (12,835)        (3,099)        (6,383)
 Proceeds from sale of building                                     -              -              -          2,939
 Repayment of notes receivable                                      -          9,722          6,213          6,327
                                                           ----------     ----------     ----------     ----------
Net cash provided by (used in) investing activities              (989)        (3,113)        81,515          5,980

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                    (7,836)       (12,342)       (16,322)       (10,120)
 Borrowings under line of credit, net of payments             (46,999)        73,287         68,123        (33,032)
 Issuance of common stock and warrants                         84,044              -              -         14,740
 Redemption of preferred stock and accrued dividends                -         (4,654)             -              -
 Dividends paid                                                     -         (1,000)             -              -
                                                           ----------     ----------     ----------     ----------
Net cash provided by (used in) financing activities            29,209         55,291         51,801        (28,412)

NET INCREASE (DECREASE) IN CASH                                 6,737          2,556         (3,642)          (296)
Cash at beginning of the period                                 7,761          5,205          8,847          9,143
                                                           ----------     ----------     ----------     ----------
CASH AT END OF THE PERIOD                                  $   14,498     $    7,761     $    5,205   $      8,847
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
   Interest                                                $   38,761     $   31,352     $   13,094   $     24,873
   Income taxes, net of refunds                                   625          1,424              5           (349)
NON-CASH INVESTING ACTIVITIES:
   Equipment acquired under capital leases                      4,293              -              -            699
NON-CASH FINANCING ACTIVITIES:
   Payment of accrued dividends with common stock                   -              -              -          3,462
   Conversion of accrued dividends into a note payable              -          2,462              -              -


             See accompanying notes to consolidated financial statements.

                                 VANSTAR CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION  AND BASIS OF PRESENTATION

    Vanstar Corporation (the "Company") is a leading provider of services and products designed to build and manage personal computer network infrastructures primarily for Fortune 1000 companies and other large enterprises. The Company provides customized, integrated solutions for its customers' network infrastructure needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing PC's, network products, computer peripherals and software from a variety of vendors. The consolidated financial statements include the accounts of Vanstar Corporation and all subsidiaries. All significant intercompany balances have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Products revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Services revenue is derived from value-added services, including services focused on the server and communication segments of the PC network infrastructure, services performed for the desktop and fees earned on a distribution services agreement. Product sales are recognized at the time of shipment. Revenue from services is recognized as services are performed or ratably if performed over a service contract period. Deferred revenue primarily represents unrecognized service revenue.

CHANGE OF COMPANY NAME AND FISCAL YEAR END

    The Company changed its name from "ComputerLand Corporation" to "Vanstar Corporation," effective March 21, 1994, in conjunction with the sale of its U.S. franchise business, including the right to the "ComputerLand" name and trademark within the United States.

    The Company also changed its fiscal year end during fiscal 1994 from September 30 to April 30. Accordingly, the Company's transition period ending April 30, 1994 includes only seven months from October 1, 1993 to April 30, 1994.

FINANCIAL INSTRUMENTS

    The carrying amounts reflected in the consolidated balance sheets for cash, receivables, and accounts payable approximate the respective fair values due to the short maturities of these instruments. The long-term debt consists of variable rate instruments at terms the Company believes would be available if similar financing were obtained from another party. As such, carrying amounts also approximate their fair value.

INVENTORIES

    Inventory for resale and spare parts inventory are stated at the lower of cost (first-in, first-out method) or market. Periodically, the Company assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and nonsalable inventory.

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

    Furniture and equipment       3 to 5 years
    Leasehold improvements        Lesser of term of lease or useful life
    Building                      25 years

ACQUISITION ACCOUNTING

    All acquisitions have been accounted for using the purchase method whereby the purchase price, including liabilities assumed, is allocated based upon the fair value of the tangible and intangible assets of the acquired entity. The Company's consolidated statements of operations include the results of operations of the acquired businesses subsequent to the purchase dates. Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over twenty-five years.

    The carrying amount of goodwill was adjusted to fair value at April 30, 1994 in connection with the Company's quasi-reorganization. Periodically, the Company assesses the appropriateness of the carrying amount of goodwill and the amortization periods based on the undiscounted value of the current and anticipated future cash flows and projected profitability of the acquired business. If there are indicated impairments, a write down is recorded to the extent the carrying amount exceeds the fair value.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board recently issued two standards which will be applicable to the Company but which the Company has not yet adopted: Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The impairment standard is not expected to have a significant impact on the Company. The Company has not yet determined which of the acceptable approaches it will use under the stock compensation standard. Adoption of certain approaches under the stock compensation standard could result in noncash charges, which if made are not expected to be material. At a minimum, the standard will require disclosures about the fair value of the employee stock options.

2.  DISCONTINUED OPERATIONS

    The Company disposed of primarily all of its worldwide franchise business during the seven months ended April 30, 1994 and the fiscal year ended September 30, 1993. Combined revenues of the franchise segment were $0.4 billion and $1.1 billion during the seven months ended April 30, 1994 and the fiscal year ended September 30, 1993, respectively.

U.S. FRANCHISE DIVISION

    On January 31, 1994, pursuant to an asset purchase agreement, the Company sold certain assets and liabilities of its U.S. franchise business, including all domestic franchise agreements, Datago distribution agreements and the right to the "ComputerLand" name and trademark within the United States to Merisel FAB, a wholly-owned subsidiary of Merisel, Inc. ("Merisel"). The purchase price was $80.2 million in cash plus additional consideration based upon the cumulative volume of product sold during the two-year period commencing
February 1, 1994. The Company recorded a gain on the sale of $32.5 million, net of related disposition costs and taxes during the seven-month period ended April 30, 1994. At April 30,

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1995, no additional consideration was recorded based on the inability to determine the amount of additional consideration earned, if any.

    Concurrent with the sale, the Company entered into a distribution services agreement with Merisel FAB. Pursuant to this agreement, the Company continues to supply product and provide certain logistics and other support services to Merisel FAB. The Company receives a monthly distribution fee for such services. The Company also granted Merisel FAB $20.0 million in extended, interest-bearing credit on its product purchases.

    Effective January 31, 1996, the Company and Merisel FAB signed amendments to the asset purchase agreement and distribution services agreement. The amendments provide that: the term of the distribution services agreement be extended through April 30, 1997; the distribution fee be reduced retroactive to April 1, 1995; the additional consideration be fixed at $14.6 million; the maximum amount of the extended credit be increased by $11.1 million, which will be reduced in monthly installments from February 1996 through July 1997; and the original amount of interest-bearing credit of $20.0 million be extended and reduced in three equal monthly installments from May 15, 1997 through July 15, 1997.

    As a result of announcements made by Merisel on February 20, 1996, the Company decided to record a $31.1 million provision as of January 31, 1996 against its extended credit due from Merisel FAB. As of April 30, 1996 the Company reversed a portion of such provision (see Note 15-Subsequent Events).

INTERNATIONAL SUBSIDIARIES

    On April 29, 1994, the Company sold several of its international subsidiaries which operated franchise businesses primarily in Europe, resulting in a net gain of approximately $12.6 million. On June 28, 1993, the Company sold the assets of a subsidiary in New Zealand for approximately $2.2 million and recognized a gain of $0.3 million.

3.   QUASI-REORGANIZATION

    Effective April 30, 1994, and in connection with the Company's decision to dispose of its franchise business, the Company elected to adjust its balance sheet in accordance with quasi-reorganization accounting principles. A quasi-reorganization is an elective accounting procedure intended to restate assets and liabilities to fair values and eliminate any deficit in retained earnings. The accumulated deficit at April 30, 1994 of $78.4 million was eliminated against additional paid-in capital. The adjustments to fair value included $22.7 million of non-cash write-downs of goodwill and other intangible assets and the write-down of $7.0 million of property, plant and equipment. Management utilized the services of outside experts in determining the fair values. The carrying values of all other assets and liabilities at April 30, 1994 were determined to approximate their fair values and no further adjustment to the historical basis was required. Management believes that those adjustments reflected the significant changes in the evolution of the Company and provided a more appropriate basis to report future operating results.

4.  INVENTORIES

    Inventories consist of the following:

                                                           APRIL 30,
                                                  ------------------------
    (IN THOUSANDS)                                   1996           1995
                                                  ---------      ---------
    Inventory for resale                          $ 348,419      $ 296,458
    Less reserve for obsolete inventory             (12,640)       (11,435)
                                                  ---------      ---------
                                                    335,779        285,023
    Spare parts (current)                            14,627         13,663
                                                  ---------      ---------
                                                  $ 350,406      $ 298,686
                                                  ---------      ---------
                                                  ---------      ---------

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                           APRIL 30,
                                                   -----------------------
(IN THOUSANDS)                                       1996           1995
                                                   --------       --------
Furniture and equipment                            $ 57,093       $ 46,609
Building and improvements                            14,377         13,707
                                                   --------       --------
                                                     71,470         60,316
Less accumulated depreciation and amortization      (48,287)       (40,484)
                                                   --------       --------
                                                   $ 23,183       $ 19,832
                                                   --------       --------
                                                   --------       --------

    Depreciation and amortization associated with property and equipment was $7.7 million, $8.3 million, $7.3 million, and $13.9 million for the fiscal years ended April 30, 1996 and 1995, the seven months ended April 30, 1994 and the year ended September 30, 1993.

6.  OTHER ASSETS

    Other assets consist of the following:

                                                           APRIL 30,
                                                   -----------------------
(IN THOUSANDS)                                       1996           1995
                                                   --------       --------
Spare parts (non-current)                          $ 28,883       $ 27,324
Capitalized software, net                            13,353          4,974
Deferred income taxes                                 5,593          5,593
Other                                                 1,070          1,405
                                                   --------       --------
                                                   $ 48,899       $ 39,296
                                                   --------       --------
                                                   --------       --------

    Capitalized software represents the costs associated with development of software for the Company's internal use. Such costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and are amortized over the remaining useful economic life of the software of up to five years. Accumulated amortization at April 30, 1996 and 1995 was $0.3 and $0.0 million, respectively.

7.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                           APRIL 30,
                                                   -----------------------
(IN THOUSANDS)                                       1996           1995
                                                   --------       --------
Line of credit                                     $289,072       $336,071
Note to stockholder, due January 1996                     -          4,578
9.75% note to stockholder                                 -          2,463
9.25% note secured by real property, payable in
 monthly installments of $26 through April 2003       1,356          1,721
Other (including obligations under capital leases)    4,338            602
                                                   --------       --------
Total outstanding debt                              294,766        345,435
Less current maturities                              (1,759)        (7,685)
                                                   --------       --------
                                                   $293,007       $337,750
                                                   --------       --------
                                                   --------       --------

    The line of credit consists of amounts borrowed under a financing agreement with IBM Credit Corporation ("IBMCC"), an affiliate of one of the Company's principal vendors. The line of credit is established for $450 million, is renewable every six months, is secured by portions of the Company's inventory, accounts receivable and certain other assets and is terminable by the Company or IBMCC at anytime upon 90 days' written notice. In the event of such termination, the outstanding borrowings are not

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

due until the end of the term, currently expiring on October 31, 1997. The financing agreement contains various terms and covenants which require the Company to maintain certain levels of tangible net worth and certain other financial restrictions. The financing agreement also limits the Company's ability to pay cash dividends on its Common Stock. At April 30, 1996, the Company had $386 million outstanding under this facility of which $97 million is included in accounts payable and $289 million is classified as long-term debt. The interest rate was prime plus 2.0% through March 31, 1995, and prime plus 1.06% from April 1, 1995 to March 31, 1996, prime plus 0.45% from April 1, 1996 to April 30, 1996 and prime minus 0.50% thereafter.

    Aggregate maturities of long-term debt, excluding the line of credit, are approximately $1.7 million, $1.7 million, $1.2 million, and $0.3 million, respectively each of the succeeding four years, and $0.8 million thereafter.

8.   CONCENTRATION OF CREDIT RISK

    The Company purchases multi-vendor PC products for sale primarily to end-users and to customers of Merisel FAB, and provides various PC-related services. Although receivables from end-users are uncollateralized, the credit risk is limited due to the large number and diversity of customers comprising the Company's customer base. During fiscal 1993 and the seven months ended April 30, 1994, no individual customer accounted for more than 10% of the Company's total revenue. During fiscal year 1996 and 1995, Microsoft Corporation accounted for 12.0%, and 10.8%, respectively, of the Company's total revenue.

9.   LEASE COMMITMENTS

    The Company leases certain administrative, warehousing and other facilities under operating leases and equipment under a combination of operating and capital leases. Most of the Company's operating leases are subject to annual escalation clauses ranging from two to five percent. Several facilities under operating leases have been sublet. The future minimum lease payments on noncancelable operating leases with an initial term in excess of one year and future sublease income under noncancelable subleases as of April 30, 1996 are as follows:

                                                         MINIMUM
                                     LEASE PAYMENT    SUBLEASE INCOME
                                     -------------    ---------------
                                              (IN THOUSANDS)
    1997                                $  12,251       $    820
    1998                                    7,714            348
    1999                                    4,234             43
    2000                                    1,158            -
    2001                                      540            -
    Thereafter                                939            -
                                        ---------      ---------
                                        $  26,836       $  1,211
                                        ---------      ---------
                                        ---------      ---------

    In connection with leases on facilities associated with acquisitions, the Company established reserves for future lease payments on certain duplicate or excess facilities. The balance of these reserves at April 30, 1996 was approximately $2.8 million, which has not reduced the amounts shown above.

    Rental expense, under operating leases, charged to operations was $13.8 million, $14.2 million, $8.7 million and $15.2 million during fiscal year ended April 30, 1996 and 1995, the seven month period ended April 30, 1994 and the fiscal year ended 1993, respectively.

    The cost of assets recorded under capital leases was $4.5 million and $3.3 million at April 30, 1996 and 1995, respectively. Accumulated amortization on such assets was $0.5 million and $2.8 million at

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

April 30, 1996 and 1995, respectively. The present value of minimum lease payments under capital leases as of April 30, 1996 was $4.1 million.

10. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    On March 11, 1996, the Company completed an initial public offering selling 8,000,000 shares of its Common Stock. In connection with the initial public offering, the Company granted to the Underwriters a 30-day option to purchase up to an additional 2,215,770 shares of Common Stock solely to cover over-allotments, if any. The Underwriters exercised their option to purchase 1,215,770 of such shares in April 1996.

PREFERRED STOCK, COMMON STOCK AND WARRANTS

    Concurrent with the consummation of the initial public offering, all outstanding shares of Senior Preferred Stock, Class F Preferred Stock and Class B Common Stock were converted into 19,018,088 shares of Common Stock. Additionally, all outstanding warrants were exchanged for 4,995,691 shares of Common Stock, all accrued dividends payable to the holder of the Senior Preferred Stock totaling $6.2 million were forgiven and all such stock and warrants converted to Common Stock were canceled.

    As of April 30, 1996, 15,000,000 shares of undesignated Preferred Stock, $0.01 par value are authorized; no shares of this newly authorized class have been issued.

    At April 30, 1996, the Company had 6,000,000 shares of Common Stock reserved for future issuance for the Company's stock option and stock purchase plans and 29,800 shares of Common Stock reserved for future issuance upon the exercise of options granted to certain of the Company's former franchisees.

STOCK OPTION PLANS

    The Company has two stock option plans which provide for the issuance of incentive stock options ("ISOs"), stock options that are non-qualified for Federal income tax purposes ("NQSOs") and stock appreciation rights ("SARs"). The 1988 Stock Option Plan was adopted in July 1988 and provides for the issuance of ISOs, NQSOs and SARs to key employees and directors. The 1993 Stock Option Plan was adopted in April 1993 and provides for the issuance of shares of common stock, ISOs, NQSOs or SARs to highly compensated, managerial employees, officers and directors. The exercise price of the ISOs under both plans may not be less than 100% of the fair market value of the Common Stock at the time of grant. Under the 1993 plan, the exercise price of the NQSOs may not be less
than 85% of the fair market value at the time of grant.   At April 30, 1996, the
total number of shares of Common Stock for which options may be granted pursuant to the 1988 and 1993 plans were 2,500,000 and 2,500,000, respectively. Under both plans, options generally become exercisable ratably over a four or five year period and expire in ten years. At April 30, 1996, options to purchase 1,403,034 shares were exercisable. At April 30, 1996, no SARs had been issued.


    Effective as of May 1, 1995, the Company offered to all current employees who hold options, the right to exchange their options for new options that are exercisable at a price of $3.00 per share. The new options are subject to a new four-year vesting schedule commencing May 1, 1995. In connection with this transaction, 1,164,505 options were exchanged.

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The following table summarizes option activity through April 30, 1996 under both plans:


                                                                        OPTIONS OUTSTANDING
                                                                ----------------------------------------
                                                   OPTIONS                    EXERCISE        AGGREGATE
                                                AVAILABLE FOR                 PRICE PER       EXERCISE
                                                    GRANT         SHARES        SHARE           PRICE
                                                    -----         ------        -----           -----
Balance at September 30, 1992                       119,421      1,803,421  $ 0.18 - 6.00   $  9,627,876
 Granted                                            (61,800)        61,800           6.00        370,800
 Canceled                                           128,390       (128,390)   5.55 - 6.00       (746,118)
 Expired                                            101,876       (101,876)   5.55 - 6.00       (572,499)
                                               ------------   ------------  -------------   ------------
Balance at September 30, 1993                       287,887      1,634,955    0.18 - 6.00      8,680,059
 Increase in authorized shares                      429,800                             -              -              -
 Granted                                            (12,500)        12,500           6.00         75,000
 Exercised                                                -        (74,380)          0.18        (13,388)
 Canceled                                            22,324        (22,324)   5.55 - 6.00       (130,536)
 Expired                                            132,822       (132,822)   5.55 - 6.00       (745,459)
                                               ------------   ------------  -------------   ------------
Balance at April 30, 1994                           860,333      1,417,929    0.18 - 6.00      7,865,676
 Granted                                           (883,726)       883,726           6.00      5,302,356
 Canceled                                            69,964        (69,964)   5.55 - 6.00       (417,775)
 Expired                                             70,147        (70,147)   5.55 - 6.00       (413,278)
                                               ------------   ------------  -------------   ------------
Balance at April 30, 1995                           116,718      2,161,544    0.18 - 6.00     12,336,979
 Increase in authorized shares                    2,677,158                             -              -              -
 Exercised                                                -        (26,125)   3.00 - 6.00       (152,250)
 Granted                                         (2,966,943)     2,966,943   3.00 - 10.00     12,896,829
 Canceled                                         1,229,630     (1,229,630)   3.00 - 6.00     (7,139,304)
 Expired                                             55,247        (55,247)   5.55 - 6.00       (315,565)
                                               ------------   ------------  -------------   ------------
Balance at April 30, 1996                         1,111,810      3,817,485  $0.18 - 10.00   $ 17,626,689
                                               ------------   ------------  -------------   ------------
                                               ------------   ------------  -------------   ------------


STOCK PURCHASE PLAN

    On March 11, 1996, the Company adopted an employee purchase plan (the
"Stock Purchase Plan") allowing eligible employees to purchase shares of the Company's Common Stock. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. The total number of shares of Common Stock authorized for issuance under the plan is 1,000,000. All full-time employees of the Company are eligible to participate, subject to certain limited exceptions. The Stock Purchase Plan provides a means for the Company's employees to purchase stock through payroll deductions of up to 10% of their gross compensation. The purchase price for shares offered under the Stock Purchase Plan is equal to 85% of the lower of the closing price of the Common Stock on the first day of the six month offer period or the last day of the six month offer period. The initial offer period is from March 11, 1996 to August 31, 1996. At April 30, 1996, no shares were issued to employees participating in the plan.

11. EMPLOYEE BENEFITS

    The Company provides a savings plan under section 401(k) of the Internal Revenue Code to substantially all domestic employees who are over the age of 21. Employees can contribute up to 12% of their annual salary to the plan up to a maximum allowed by the Internal Revenue Code. The Company will match 100% of the employee's contributions up to $200 not to exceed the maximum of 1% of the employee's eligible compensation. If the employee contributes more than $200 to the plan, the Company will contribute an amount equal to the greater of $200 or 25% of the employee's contribution up to a maximum of 1% of the employee's eligible compensation. The amount charged to expense for the matching contribution was $0.7 million, $0.7 million, $0.5 million, and $0.7 million for the fiscal years

                                 VANSTAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ended April 30, 1996 and 1995, the seven month period ended April 30, 1994, and the year ended September 30, 1993, respectively.

12. INCOME TAXES

    The income tax benefit (provision) computed under Statement of Financial Accounting Standards No. 109, consists of the following:

                                                                    SEVEN
                                                    MONTHS          YEAR
                       YEAR ENDED APRIL 30,         ENDED           ENDED
                     -----------------------       APRIL 30,    SEPTEMBER 30,
                       1996           1995           1994           1993
                     --------       --------       --------       --------
                                           (IN THOUSANDS)
 Current:
   Federal           $      -       $      -       $   (500)      $      -
   State                 (100)          (200)          (500)             -
   Foreign                  -              -              -           (260)
                     --------       --------       --------       --------
                         (100)          (200)        (1,000)          (260)
                     --------       --------       --------       --------
 Deferred:
   Federal             (8,561)          (562)        (7,631)           190
   State               (1,468)          (119)        (1,122)             -
                     --------       --------       --------       --------
                      (10,029)          (681)        (8,753)           190
                     --------       --------       --------       --------
                     $(10,129)      $   (881)      $ (9,753)      $    (70)
                     --------       --------       --------       --------
                     --------       --------       --------       --------

    The income tax benefit (provision) is allocated between discontinued and continuing operations as follows:



                                                                                  SEVEN
                                                                                  MONTHS          YEAR
                                                     YEAR ENDED APRIL 30,         ENDED           ENDED
                                                   -----------------------       APRIL 30,    SEPTEMBER 30
                                                     1996           1995           1994           1993
                                                   --------       --------       --------       --------
                                                                          (IN THOUSANDS)
Provision allocated to operations of
 discontinued businesses and income on
 disposal of discontinued businesses               $ (5,400)       $    -        $(14,399)      $ (6,811)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
Income tax benefit (provision)
 allocated to continuing operations                $ (4,729)       $  (881)      $  4,646       $  6,741
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------


                               VANSTAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Significant components of deferred tax liabilities and assets consist of the following:

                                                              APRIL 30,
                                                      --------------------------
                                                         1996          1995
                                                         ----          ----
                                                           (IN THOUSANDS)
 Deferred tax liabilities:
   Capital leases                                     $         -      $     91
   Other                                                        -           106
                                                          -------      --------
     Total deferred tax liabilities                             -           197
                                                          -------      --------
 Deferred tax assets:
   Reserves                                                 8,220         9,504
   Inventory reserves                                       6,446         9,441
   Other expenses, not currently deductible                 2,751         6,454
   Net operating loss carryforward                         13,926        10,381
   Other                                                        -         5,789
                                                          -------      --------
     Total deferred tax assets                             31,343        41,569
                                                          -------      --------
   Total net deferred tax assets                          $31,343      $ 41,372
                                                          -------      --------
                                                          -------      --------

     The net operating loss carryforwards listed above expire in the years 2000 through 2010.

     Realization of the total net deferred tax assets is dependent on generating future taxable income. The full realization of the $31.3 million of deferred tax assets carried at April 30, 1996 is dependent upon the Company achieving future pretax earnings, prior to the expiration of the net operating loss carryforwards, of $84.7 million. Although realization is not assured, Management believes that sufficient taxable income will be generated through operations to realize the net deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Income before income taxes from foreign operations was $0.0 million, $0.0 million, $0.9 million and, $3.4 million for fiscal years ended April 30, 1996 and 1995, the seven months ended April 30, 1994, and the fiscal year ended September 30, 1993, respectively.

     A reconciliation of the U.S. statutory income tax rate and the effective rate of the income tax benefit (provision) allocated to continuing operations is as follows:


                                                                            SEVEN
                                                        YEAR ENDED         MONTHS        YEAR
                                                         APRIL 30,          ENDED        ENDED
                                                  ---------------------   APRIL 30,  SEPTEMBER 30,
                                                     1996        1995       1994         1993
                                                     ----        ----       ----         ----
                                                                   (IN THOUSANDS)
Statutory tax rate at 35% (34% for 1993)           $  (4,473)   $  (752) $   4,065   $    8,667
State income taxes, net of federal benefit              (536)      (108)       210          725
Losses not benefited                                       -          -          -       (2,736)
Other                                                    280        (21)       371           85
                                                   ---------    -------   ---------  ----------
                                                   $  (4,729)   $  (881) $   4,646   $    6,741
                                                   ---------    -------   ---------  ----------
                                                   ---------    -------   ---------  ----------


13.  INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Pro forma net income per share and shares used in per share calculation for fiscal year 1996 and 1995 have been presented on the consolidated statements of income as if the conversion of the Company's

                               VANSTAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preferred stock and warrants had occurred at the later of the beginning of fiscal year 1995 or the issuance date.

     Both pro forma and historical income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed on the preferred stock using the if-converted method and on the outstanding options using the treasury stock method. During the fiscal years ended 1995 and 1993 the effect upon the historical income (loss) per share of common stock equivalents was antidilutive and is therefore excluded from the calculations. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents also include amounts computed on options and warrants issued within twelve months of the filing date as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price.

     The following is a summary of the historical income (loss) per common and common equivalent share and historical shares used in per share calculation:



                                                                                     SEVEN
                                                              YEAR ENDED            MONTHS          YEAR
                                                               APRIL 30,             ENDED          ENDED
                                                        ---------------------      APRIL 30,    SEPTEMBER 30,
                                                          1996          1995         1994           1993
Historical income (loss) per share:
  Continuing operations                                 $    0.27   $    (0.17)   $    (0.24)   $     (1.89)
  Discontinued operations                                    0.30            -          1.76           1.21
                                                        ---------   ----------    ----------    -----------
Total historical income (loss) per share                $    0.57   $    (0.17)   $     1.52    $     (0.68)
                                                        ---------   ----------    ----------    -----------
                                                        ---------   ----------    ----------    -----------

Weighted average number of shares (IN THOUSANDS):
  Common stock                                             14,247       11,040        11,168          9,282
  Common stock equivalents                                 15,974        2,671        18,053          2,671
                                                        ---------   ----------    ----------    -----------
Historical shares used in per share calculation            30,221       13,711        29,221         11,953
                                                        ---------   ----------    ----------    -----------
                                                        ---------   ----------    ----------    -----------


14.  LITIGATION AND CONTINGENCIES

     Various legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

15.  SUBSEQUENT EVENTS


     Effective May 24, 1996, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and liabilities previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region. The two Dataflex regions offer PC product distribution, service and support in the states of Arizona, California, Colorado, New Mexico, Nevada and Utah and reported revenues of approximately $145 million for the fiscal year ended March 31, 1996. The purchase price of the assets and businesses acquired from Dataflex was approximately $42.0 million, subject to certain post-closing adjustments. Of this amount, the Company paid approximately $37.0 million in cash on May 29, 1996, with the remainder due following the completion of an audit of the assets acquired and the liabilities assumed as of May 31, 1996 and the completion of certain other post closing matters.

                               VANSTAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On May 29, 1996, the Company entered into an agreement with a third party under which the Company received $15.6 million in cash in exchange for providing the third party the right to receive payments in May, June and July 1997 totaling $20.0 million out of amounts collected from the extended credit owed to the Company by Merisel FAB. As a result of the agreement, the Company adjusted a portion of the reserve on its extended credit from Merisel FAB resulting in additional pre-tax income of $15.6 million during the quarter ended April 30, 1996.

     On June 5, 1996, the Company entered into an agreement to acquire Mentor Technologies LTD, ("Mentor"), an Ohio limited partnership providing information
technology training and education.   Mentor reported revenues of approximately
$5.5 million for the year ended December 31, 1995. The Company anticipates accounting for the acquisition as a "pooling of interests" as defined by Accounting Principals Board Opinion No. 16., BUSINESS COMBINATIONS. Consummation of the transaction is subject to certain closing conditions and compliance with applicable law.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the consolidated balance sheets of Vanstar Corporation as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended April 30, 1996 and 1995, the seven month period ended April 30, 1994 and the year ended September 30, 1993, and have issued our report thereon dated June 10, 1996 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of Vanstar Corporation listed in
Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP

San Jose, California

June 10, 1996

                               VANSTAR CORPORATION
                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                       BALANCE AT    ADDITIONS CHARGED
                                      BEGINNING OF     TO COSTS AND      WRITE-OFFS/   BALANCE AT END OF
                                         PERIOD          EXPENSES           OTHER           PERIOD
                                         ------          --------           -----           ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended September 30, 1993            $23,533           $5,287          $12,621          $16,199
Seven months ended April 30, 1994        $16,199             $356           $2,457          $14,098
Year ended April 30, 1995                $14,098              $95           $1,867          $12,326
Year ended April 30, 1996                $12,326       *  $14,393       **  $8,407          $18,312

INVENTORY RESERVES
Year ended September 30, 1993            $23,698           $6,760          $17,564          $12,894
Seven months ended April 30, 1994        $12,894           $1,213           $2,660          $11,447
Year ended April 30, 1995                $11,447           $5,400           $5,412          $11,435
Year ended April 30, 1996                $11,435           $3,854           $2,649          $12,640



* Includes a provision for $4.4 million against the extended interest-bearing credit and $7.8 million against the extended credit both due from Merisel FAB (see Notes 2 and 15 to the Notes to Consolidated Financial Statements).
** Includes the write-off of $4.4 million of the extended interest-bearing credit due from Merisel FAB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is hereby incorporated by reference to the information appearing under the captions "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)  The following documents are filed as part of this report:

       (1)     Consolidated Financial Statements:

               Report of Independent Auditors
               Consolidated Balance Sheets - April 30, 1996 and 1995 Consolidated Statements of Income - Years Ended April 30, 1996
                         and 1995, Seven Months Ended April 30, 1994 and the Year Ended September 30, 1993
               Consolidated Statements of Stockholders' Equity - Years Ended
                         April 30, 1996 and 1995, Seven Months Ended April 30, 1994, and the Year Ended September 30, 1993
               Consolidated Statements of Cash Flows - Years Ended April 30,
                         1996 and 1995, Seven Months Ended April 30, 1994, and the Year Ended September 30, 1993
               Notes to Consolidated Financial Statements

       (2)     Consolidated Financial Statement Schedules:

               Report of Ernst & Young LLP, Independent Auditors

               Supplemental Schedule II - Valuation of Qualifying Accounts,
                         Years Ended April 30, 1996 and 1995, Seven Months Ended April 30, 1994, and the Year Ended September 30, 1993

       (3)     Exhibits



EXHIBIT NO.    DESCRIPTION OF EXHIBIT
         2.1 Asset Purchase Agreement with Dataflex Corporation, Dataflex Southwest Corporation (2)
         3.1  Restated Certificate of Incorporation of the Registrant (1)
         3.2  By-laws of the Registrant (1)
         3.3 Certificate of Incorporation of the Registrant as in effect on the date hereof (1)
         4.1  1988 Stock Option Plan (1)
         4.2 Form of Nontransferable Non-Qualified Stock Option Agreement under the 1988 Stock Option Plan of the Registrant (1)
         4.3  1993 Stock Option/Stock Issuance Plan (1)
         4.4 Form of Stock Option Grant and Stock Purchase Agreement under the 1993 Stock Option Plan (1)
         4.5  Employee Stock Purchase Plan (1)
        10.1 Form of Indemnity Agreement between the Company and each of its directors and certain officers (1)
        10.2 Second Amended and Restated Financing Program Agreement dated April 30, 1995, between the Registrant and IBM Credit Corporation ("IBMCC"), as amended (1)
      **10.3 Distribution and Services Agreement dated January 31, 1994, between the Registrant and Merisel FAB, Inc., as amended (1)
        10.4  Amended and Restated Registration Rights Agreement dated as of
              May 18, 1995, among the Registrant, NYNEX Worldwide Services Group, Inc., Warburg, Pincus Capital Company, L.P., WP Capco, Inc., William Y. Tauscher, Richard H. Bard and Microsoft Corporation (1)
        10.5 Lease Agreement dated as of July 14, 1988, entered into between the Registrant and Rosewood Associates (1)

        10.6 Real Estate Mortgage dated as of April 6, 1978, entered into between Danners, Inc. and New England Mutual Life Insurance Company and the subsequent Contract for Purchase of Real Estate/Offer to Purchase Real Estate dated as of April 26, 1991, entered into between the Registrant and Cheyenne Plaza Associates
              (1)
        10.7 Lease Agreement dated as of December 9, 1993, entered into between the Registrant and WRC Properties, Inc. (1)
        10.8 Lease Agreement dated as of August 21, 1991, entered into among the Registrant, Licoln Las Positas and Patrician Associates, Inc.
              (1)
        10.9 Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of March 27, 1995, entered into among the Registrant, Thomas G. Allan and Annie L. Henry (1)
       10.10 Lease Agreement dated as of March 29, 1994, entered into between the Registrant and TMC Properties, Inc. (1)
       10.11 Lease Agreement dated as of November 1, 1991, entered into between the Registrant and ASC North Fulton Associates Joint Venture (1)
       10.12  Agreement with Donaldson Lufkin & Jenrette Securities Corporation
              (3)
      *10.13 Agreement for Purchase and Sale of Property dated June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership
      *10.14 Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership
      *10.15 Lease Agreement dated as of May 30, 1996 entered into between the Registrant and Dugan Realty, L.L.C.
      *10.16 Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership
      *10.17 Lease Amendment dated May 15, 1996 entered into between the Registrant and Rosewood Associates.
       *11.1  Schedule of Calculation of Earnings Per Share
          21  List of Subsidiaries (1)
          24  Powers of Attorney
         *27  Financial Data Schedule

(b) Reports on Form 8-K.

          1. Report on Form 8-K dated May 24, 1996 reporting the acquisition of Dataflex Corporation.
          2. Report on Form 8-K dated June 14, 1996 reporting the agreement with Donaldson Lufkin & Jenrette Securities Corporation

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-80297) as declared effective by the Commission on March 8, 1996.

(2) Incorporated by reference to Exhibit 2.1 to the Registrant's report on Form 8-K dated May 24, 1996.

(3) Incorporated by reference to Exhibit 10 to the Registrant's report on Form 8-K dated June 14, 1996.

*  Filed herewith.

** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting
    Confidential Treatment under Rule 406 under the
    Securities Act of 1933, as amended.

     All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or related notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on the 16th day of July, 1996.

                                   VANSTAR CORPORATION

                                   By:    /s/ JEFFREY S. RUBIN
                                        ---------------------------------
                                             Jeffrey S. Rubin
                                        Vice Chairman, Chief Financial
                                        Officer and Director (Principal
                                        Financial and Accounting Officer)

                                   POWER OF ATTORNEY



     Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed on the 16th day of July, 1996, by or on behalf of the following persons in the capacities indicated:


            SIGNATURE           TITLE

    /s/ WILLIAM Y. TAUSCHER*    Chairman of the Board, Chief Executive
   -------------------------    Officer and Director (Principal Executive
       William Y. Tauscher      Officer)
      /s/ JEFFREY S. RUBIN      Vice Chairman, Chief Financial Officer and
     ----------------------     Director (Principal Financial and Accounting
        Jeffrey S. Rubin        Officer)
        /s/ JAY S. AMATO*        President, Chief Operating Officer and Director
       ------------------
          Jay S. Amato
      /s/ RICHARD H. BARD*      Director
     ---------------------
         Richard H. Bard
      /s/ STEPHEN W. FILLO*     Director
     ----------------------
        Stephen W. Fillo
     /s/ STEWART K.P. GROSS*    Director
    ------------------------
       Stewart K.P. Gross
     /s/ WILLIAM H. JANEWAY*    Director
    ------------------------
       William H. Janeway
    /s/ JOHN L. VOGELSTEIN*     Director
    ------------------------
       John L. Vogelstein
     /s/ JOHN W. AMERMAN*       Director
    ------------------------
       John W. Amerman
     /s/ JOHN R. OLTMAN*        Director
    ------------------------
        John R. Oltman
     /s/ JOSH S. WESTON*        Director
    ------------------------
         Josh S. Weston

*By /s/ H. JEFFREY S. RUBIN
   -----------------------------
       Jeffrey S. Rubin
       ATTORNEY-IN-FACT