Form 10-Q
period 1996-07-31
VANSTAR CORP
filed 1996-09-10
CIK 1004939

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                 --------------------


                                      FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    July  31, 1996
                                                 --------------------
                                          OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from    to
                                                      ---  ---

                           Commission file number  1-14192
                                                   --------

- --------------------------------------------------------------------------------

                                 VANSTAR CORPORATION

                (Exact Name of Registrant as Specified in Its Charter)

- --------------------------------------------------------------------------------


            Delaware                                  94-2376431
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

5964 West Las Positas Boulevard, Pleasanton,  California          94588
    (Address of Principal Executive Offices)                    (Zip Code)

          Registrant's Telephone Number, Including Area Code  (510) 734-4000
                                                              --------------

    Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              ---        ---


    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 40,475,144 on August 30, 1996.

ITEM 1.  FINANCIAL STATEMENTS

                                 VANSTAR CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS


                                                                                     July 31,       April 30,
                                                                                       1996           1996
                                                                                    ----------     ----------
                                                                                    (unaudited)
Current assets:
   Cash                                                                             $   13,674     $   14,498
   Receivables, net of allowance for doubtful accounts of
       $12,532 at July 31, 1996, and $14,812 at April 30,1996                          292,061        298,484
   Inventories                                                                         337,021        350,406
   Deferred income taxes                                                                20,016         25,750
   Prepaid expenses and other current assets                                             2,114          2,432
                                                                                    ----------     ----------
       Total current assets                                                            664,886        691,570
Property and equipment, net                                                             22,883         23,183
Other assets, net                                                                       49,530         48,899
Goodwill, net of accumulated amortization of
   $3,687 at July 31, 1996, and $3,453 at April 30, 1996                                52,921         39,713
                                                                                    ----------     ----------
                                                                                    $  790,220     $  803,365
                                                                                    ----------     ----------
                                                                                    ----------     ----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $  343,260     $  305,374
   Accrued liabilities                                                                  44,573         41,586
   Deferred revenue                                                                     24,348         27,109
   Current maturities of long-term debt                                                  1,938          1,759
                                                                                    ----------     ----------
       Total current liabilities                                                       414,119        375,828
Long-term debt, less current maturities                                                233,216        293,007
Other long-term liabilities                                                              6,069          7,477
Commitments and contingencies                                                                -              -
Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares
       authorized,  40,475,144 shares issued and outstanding                                40             40
   Additional paid-in capital                                                          115,097        115,097
   Retained earnings (since a deficit elimination of $78,448 at April 30, 1994)         21,679         11,916
                                                                                    ----------     ----------

       Total stockholders' equity                                                      136,816        127,053
                                                                                    ----------     ----------
                                                                                    $  790,220     $  803,365
                                                                                    ----------     ----------
                                                                                    ----------     ----------



             See accompanying notes to consolidated financial statements.

                                 VANSTAR CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                         Three Months Ended
                                                                                               July 31,
                                                                                     -------------------------
                                                                                       1996           1995
                                                                                    ----------     ----------
                                                                                             (unaudited)

Revenue:
   Product                                                                          $  490,065     $  374,083
   Services                                                                             69,025         53,086
                                                                                    ----------     ----------
     Total revenue                                                                     559,090        427,169
                                                                                    ----------     ----------
Cost of revenue:
   Product                                                                             441,593        339,883
   Services                                                                             39,375         28,391
                                                                                    ----------     ----------
     Total cost of revenue                                                             480,968        368,274
                                                                                    ----------     ----------

Gross margin                                                                            78,122         58,895

Selling, general and administrative expenses                                            56,896         46,362
                                                                                    ----------     ----------
Operating income                                                                        21,226         12,533
   Interest income                                                                         882          1,557
   Interest expense                                                                     (6,611)        (8,830)
                                                                                    ----------     ----------
Income before income taxes                                                              15,497          5,260
Income tax provision                                                                    (5,734)        (1,946)
                                                                                    ----------     ----------
Net income                                                                          $    9,763     $    3,314
                                                                                    ----------     ----------
                                                                                    ----------     ----------

Primary and fully diluted earnings per share (pro
   forma prior to March 11, 1996 - See note 2)                                      $     0.23     $     0.10
                                                                                    ----------     ----------
                                                                                    ----------     ----------

Shares used in per share calculation                                                    43,141         33,030
                                                                                    ----------     ----------
                                                                                    ----------     ----------


             See accompanying notes to consolidated financial statements.

                                 VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)





                                                                                         Three Months Ended
                                                                                               July 31,
                                                                                     -------------------------
                                                                                       1996           1995
                                                                                    ----------     ----------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $    9,763     $    3,314
    Adjustments:
       Depreciation and amortization                                                     3,870          2,393
       Change in provision for doubtful accounts                                        (1,779)           631
       Changes in operating assets and liabilities:
          Receivables                                                                   30,867         16,798
          Inventories                                                                   20,379        (26,695)
          Prepaid expenses and other assets                                                294           (276)
          Deferred income taxes                                                          5,734          1,946
          Accounts payable                                                              31,726        (10,288)
          Accrued and other liabilities                                                 (6,448)        (2,706)
                                                                                    ----------     ----------
             Total adjustments                                                          84,643        (18,197)
                                                                                    ----------     ----------
Net cash provided by (used in) operating activities                                     94,406        (14,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (3,148)        (4,163)
    Proceeds from sale of building                                                       3,125            -
    Purchase of business, net of cash acquired                                         (34,532)           -
                                                                                    ----------     ----------
Net cash used in investing activities                                                  (34,555)        (4,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                          (1,903)          (196)
    Borrowings (repayments) under line of credit, net                                  (58,772)        21,711
    Issuance of  warrants                                                                    -            500
                                                                                    ----------     ----------
Net cash provided by (used in) financing activities                                    (60,675)        22,015
                                                                                    ----------     ----------

NET INCREASE (DECREASE) IN CASH                                                           (824)         2,969
    Cash at beginning of the period                                                     14,498          7,761
                                                                                    ----------     ----------
CASH AT END OF THE PERIOD                                                           $   13,674     $   10,730
                                                                                    ----------     ----------
                                                                                    ----------     ----------


             See accompanying notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

    The financial statements for Vanstar Corporation (the "Company") for the three month periods ended July 31, 1996 and July 31, 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.



2.  EARNINGS PER SHARE

    Earnings per share and shares used in per share calculation for periods prior to March 11, 1996, the date of the Company's initial public offering, have been presented on the consolidated statements of income as if the conversion of the Company's preferred stock and warrants had occurred at the later of the beginning of the period or the issuance date.

    Primary and fully diluted earnings per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed for the Company's outstanding options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents also include amounts computed on options and warrants issued during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 relating to the Company's initial public offering as if they were outstanding for all periods prior to the closing on March 11, 1996 (using the treasury stock method and the initial public offering price of $10.00).


3.  LITIGATION AND CONTINGENCIES

    Various legal actions arising in the normal course of business have been brought against the Company. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.


4.  ACQUISITION

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

5.  SUBSEQUENT EVENTS

    On August 27, 1996, the Company announced that it plans to offer approximately $125.0 million ($143.8 million if the underwriter's over-allotment option is exercised in full) of convertible preferred trust interests to qualified institutional buyers and a limited number of other institutional accredited investors and foreign investors. The trust interests will be convertible to shares of the Company's Common Stock and will entitle holders to quarterly distribution payments. The Company intends to use the net proceeds of the offering to reduce the outstanding indebtedness to IBM Credit Corporation ("IBMCC") as part of a refinancing plan directed at converting its long-term variable rate debt to fixed rate debt and reducing its overall interest costs. The refinancing plan also contemplates repayment of the remainder of the IBMCC indebtedness with the proceeds of an accounts receivable-based asset securitization transaction promptly following the consummation of the offering. The Company expects to complete the refinancing plan during the second quarter of its current fiscal year.

    Effective September 4, 1996, the Company consummated the acquisition of Mentor Technologies LTD, ("Mentor"), an Ohio limited partnership providing information technology training and education. Mentor reported revenues of approximately $5.5 million for the year ended December 31, 1995. Management of the Company anticipates that this acquisition will strengthen the Company's ability to offer training and education services in Ohio and throughout the upper midwestern United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's four primary sources of revenue are product, professional services, life cycle services and other services. The Company refers to the integration of its product and service offerings designed to provide customized solutions to support its customers' PC network infrastructure throughout its life cycle as "Life Cycle Management." Product revenue is primarily derived from the sale of computer hardware, software, peripherals, and communications devices manufactured by third parties and sold by the Company. During the first quarter of fiscal year 1997, the Company realigned its service offerings to position itself to better meet its customer's growing need to gain control of the management and the escalating cost of distributed computing network infrastructures. Professional services
(formerly networking) revenue is derived from network installation, enhancement and migration plus consulting services to plan, design, manage, and implement new client/server technologies. Life cycle services (formerly support services) revenue is derived from desktop support services which encompass customized service, enhancement, and support solutions required as a result of customer's outsourcing the ownership and management of client/server environments. Desktop support services integrates the services of desktop support, help desk, repair and maintenance, asset management and desktop installation. Other services revenue is primarily derived from fees earned on the distribution services agreement with Merisel FAB Inc. ("Merisel FAB"), training and education services. Pursuant to a distribution services agreement, the Company provides product distribution to franchises and affiliates to Merisel FAB.

    The Company is continually expanding its professional services and life cycle service offerings. During the first quarter of fiscal year 1997, the Company established a research and development unit to support advanced information technology initiatives. The research and development unit will provide expertise in areas such as security and network management and will maintain a technology evaluation and testing facility. The Company also commenced development of a network operations center to broaden its remote network management capabilities. The network operations center will serve multiple clients and lines of business, and is expected to be operational by the end of the second quarter of fiscal year 1997.

    The following table sets forth for the periods indicated, the Company's (i) total revenue, gross margin and gross margin percentage by revenue source,(ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue.

                                                    Three Months Ended
                                                          July 31,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
REVENUE:
Product                                          $  490,065     $  374,083
Services:
   Professional services                             21,698         10,855
   Life cycle services                               38,939         33,484
   Other services                                     8,388          8,747
                                                 ----------     ----------
      Total revenue                              $  559,090     $  427,169
                                                 ----------     ----------
                                                 ----------     ----------

GROSS MARGIN:
Product                                           $  48,472      $  34,200
Services:
   Professional services                              8,417          4,899
   Life cycle services                               14,485         12,423
   Other services                                     6,748          7,373
                                                 ----------     ----------
      Total gross margin                          $  78,122      $  58,895
                                                 ----------     ----------
                                                 ----------     ----------

                                                    Three Months Ended
                                                          July 31,
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
GROSS MARGIN PERCENTAGE:
Product                                                9.9%           9.1%
Services:
   Professional services                              38.8%          45.1%
   Life cycle services                                37.2%          37.1%
   Other services                                     80.4%          84.3%
                                                 ----------     ----------
      Total gross margin percentage                   14.0%          13.8%
                                                 ----------     ----------
                                                 ----------     ----------

Selling, general and administrative
 expenses                                         $  56,896      $  46,362
      % of total revenue                              10.2%          10.9%

Operating income                                  $  21,226      $  12,533
      % of total revenue                               3.8%           2.9%


THREE MONTHS ENDED JULY 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1995

    PRODUCT. Revenue increased 31.0% to $490.1 million for the three months ended July 31, 1996 from $374.1 million for the three months ended July 31, 1995 as a result of the Company's successful sales and marketing efforts and increased sales resulting from the acquisition of the Dataflex Regions.
Gross margin increased 41.7% to $48.5 million for the three months ended July 31, 1996 from $34.2 million for the three months ended July 31, 1995. Gross margin percentage increased to 9.9% for the three months ended July 31, 1996 from 9.1% for the three months ended January 31, 1995.

    PROFESSIONAL SERVICES. Revenue increased 99.9% to $21.7 million for the three months ended July 31, 1996 from $10.9 million for the three months ended July 31, 1995. This increase reflects the increased customer demand for the Company's value-added PC network services offered, as large corporate customers continued to transition to new higher performance technologies and client/server networks . Gross margin increased 71.8% to $8.4 million for the three months ended July 31, 1996 from $4.9 million for the three months ended July 31, 1995. Gross margin percentage decreased to 38.8% for the three months ended July 31, 1996 from 45.1% for the three months ended July 31, 1995. The decrease in gross margin percentage resulted from an increase in transitional training and deployment costs reflecting the Company's continued commitment to hire and train additional systems engineers to support Microsoft NT.

    LIFE CYCLE SERVICES. Revenue increased 16.3% to $38.9 million for the three months ended July 31, 1996 from $33.5 million for the three months ended July 31, 1995. This increase reflects the increase in demand for the Company's overall life cycle service offerings which more than offset a decline in repair and maintenance services attributable to improved product reliability and a shift by vendors to extended warranty programs. Gross margin increased 16.6% to $14.5 million for the three months ended July 31, 1996 from $12.4 million for the three months ended July 31, 1995. Gross margin percentage remained relatively constant at 37.2% for the three months ended July 31, 1996 as compared to 37.1% for the three months ended July 31, 1995.

    OTHER SERVICES. Revenue decreased 4.1% to $8.4 million for the three months ended July 31, 1996 from $8.7 million for the three months ended July 31, 1995. Gross margin decreased 8.5% to $6.7 million for the three months ended July 31, 1996 from $7.4 million for the three months ended July 31, 1995. Gross margin percentage decreased to 80.4% for the three months ended July 31, 1996 from 84.3% for the three months ended July 31, 1995. These declines were primarily the result of a negotiated reduction in the distribution fees from Merisel FAB.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 22.7% to $56.9 million for the three months ended July 31, 1996 from $46.4 million for the three months ended July
31, 1995.   Selling, general and administrative expenses as a percentage of revenue decreased to 10.2% for the three months ended July 31, 1996 from 10.9% for the three months ended July 31, 1995. This decrease is a result of higher product and professional service revenues that more than offset the associated increase in fixed costs as well as cost reduction efforts and operational improvements.

    OPERATING INCOME. Operating income increased 69.4% to $21.2 million for the three months ended July 31, 1996 from $12.5 million for the three months ended July 31, 1995. This increase was the result of the increase in gross margin percentage coupled with a decrease in selling, general and administrative expenses as a percentage of total revenue. Operating income as a percentage of total revenue increased to 3.8% for the three months ended July 31, 1996 from 2.9% for the three months ended July 31, 1995.

    INTEREST. Interest expense is incurred primarily on borrowings to support the working capital requirements of the product business and the Merisel FAB distribution services agreement. Interest expense decreased 25.1% to $6.6 million for the three months ended July 31, 1996 from $8.8 million for the three months ended July 31, 1995 due to lower average borrowings and interest rates.

    TAXES. The effective tax rate for the three months ended July 31, 1996 of 37% was different than the U.S. statutory rate of 35% due to state tax provisions. At July 31, 1996 and April 30, 1996, the Company has recorded net deferred tax assets of $25.6 million and $31.3 million, respectively. The full realization of the deferred tax assets carried at July 31, 1996 is dependent upon the Company achieving future pretax earnings, prior to the expiration of the net operating loss carryforwards, of $69.2 million. The net operating loss carryforwards expire in the years 2000 through 2010. Management believes that sufficient income will be generated from operations to realize the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently has a $450 million line of credit under the Financing
Program Agreement with IBMCC.   At July 31, 1996 the Company had $301 million
outstanding under this facility of which $71 million is included in accounts payable and $230 million is classified as long-term debt. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. The line of credit currently has a term expiring October 31, 1997 and is renewable thereafter for successive six-month periods. IBMCC may terminate the line of credit at any time upon 90 days' notice to the Company. In the event of such termination, the outstanding borrowings under the Financing Program Agreement mature at the end of the term of the line of credit. As of July 31, 1996 amounts borrowed under the line of credit bear interest at prime minus 0.50%.

    As a result of improved profitability, decreases in accounts receivable and inventory and increases in accounts payable, the Company's operating activities provided cash of $94.4 million for the first quarter of fiscal year 1997. The decrease in receivables is primarily the result of payments received on the Company's accounts receivable from Merisel FAB and collections on receivables purchased in the acquisition of the Dataflex Regions. On May 29, 1996, the Company entered into an agreement with a third party under which the Company received $15.6 million in cash in exchange for providing the third party the right to receive payments in May, June and July 1997 totaling $20.0 million out of amounts collected from the extended credit owed to the Company by Merisel FAB. The decrease in inventory was due to increased product sales in the quarter ended July 31, 1996. The increase in accounts payable is the result of the Company's ability to fund a greater percentage of its inventory through trade payables.

    The Company used cash of $34.5 million to purchase the Dataflex Regions (net of cash acquired) and $58.8 million to repay amounts borrowed under its Financing Program Agreement with IBMCC. As a result, the Company's working capital decreased and its debt to equity ratio improved to 1.7 at July 31, 1996 from 2.3 at April 30, 1996. The Company also used cash of $3.1 million for capital expenditures during the first quarter of fiscal year 1997 and plans to make additional significant investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1997.

    Effective May 24, 1996, the Company acquired substantially all of the assets and liabilities previously associated with the business operations of Dataflex Corporation known as the Dataflex Western and Southwest Regions.
The Company paid $37.0 million against an estimated purchase price of $42.0 million. The purchase price is subject to certain post-closing adjustments. On September 4, 1996, the Company issued 300,000 shares of its Common Stock to acquire Mentor Technologies LTD, an Ohio limited partnership providing information technology training and education. In addition to the acquisition of the Dataflex Regions and the Mentor Technologies LTD acquisition, the Company intends to continue to pursue the acquisition of other companies that sell products and services that either complement or are expected to expand its existing business.

    On August 27, 1996, the Company announced that it plans to offer approximately $125.0 million ($143.8 million if the underwriter's over-allotment option is exercised in full) of convertible preferred trust interests to qualified institutional buyers and a limited number of other institutional accredited investors and foreign investors. The trust interests will be convertible to shares of the Company's Common Stock and will entitle holders to quarterly distribution payments. The Company intends to use the net proceeds of the offering to reduce the outstanding indebtedness to IBM Credit Corporation ("IBMCC") as part of a refinancing plan directed at converting its long-term variable rate debt to fixed rate debt and reducing its overall interest costs. The refinancing plan also contemplates repayment of the remainder of indebtedness with the proceeds of an accounts receivable-based asset securitization transaction planned to be implemented promptly following consummation of the offering. The Company expects to complete the refinancing plan during the second quarter of its current fiscal year.

    The Company believes that the cash generated from operations together with its existing credit facilities, the planned offering of convertible preferred trust interests and the planned accounts receivable securitization will be sufficient to meet its cash requirements through at least the end of fiscal 1998.

                              PART II. OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS

       Exhibits
         No.       Description
       --------    -----------

         11.1      Computation of Per Share Earnings

         27        Financial Date Schedule

    B. REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter ended July 31, 1996:

              1. Report on Form 8-K dated May 24, 1996 reporting the acquisition of the Dataflex regions.

              2. Report on Form 8-K dated June 14, 1996 reporting the agreement with Donaldson Lufkin & Jenrette Securities Corporation.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VANSTAR CORPORATION
                                             [NAME OF REGISTRANT]




Dated: September 10, 1996             By:  /s/ Jeffrey S. Rubin
                                            -----------------------------------
                                       Name:     Jeffrey S. Rubin
                                       Title:    Vice Chairman
                                                 Chief Financial Officer