Form 10-Q
period 1996-10-31
VANSTAR CORP
filed 1996-12-16
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   October 31, 1996
                                             ----------------------

                                       OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____to____

                         Commission file number  1-14192
                                                --------
--------------------------------------------------------------------------------

                               VANSTAR CORPORATION

                   (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------

           Delaware                                              94-2376431

(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

5964 West Las Positas Boulevard, Pleasanton,  California           94588
     (Address of Principal Executive Offices)                    (Zip Code)

     Registrant's Telephone Number, Including Area Code    (510) 734-4000
                                                       ----------------------

     Indicate by check /X/ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X           No
                                              -----           -----


     The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 41,466,199 on November 29, 1996.

ITEM 1.  FINANCIAL STATEMENTS

                               VANSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                 October 31,     April 30,
                                                                                    1996           1996
                                                                                (unaudited)

                                                                                ------------   ------------
Current assets:
   Cash                                                                          $    12,090     $   14,498
   Receivables, net of allowance for doubtful accounts of
      $10,386 at October 31, 1996, and $14,812 at April 30, 1996                     302,024        298,484
   Inventories                                                                       380,976        350,406
   Deferred income taxes                                                              13,511         25,750
   Prepaid expenses and other current assets                                           6,933          2,432
                                                                                ------------   ------------
      Total current assets                                                           715,534        691,570
Property and equipment, net                                                           25,226         23,183
Other assets, net                                                                     50,340         48,899
Goodwill, net of accumulated amortization of
   $4,541 at October 31, 1996, and $3,453 at April 30, 1996                           52,158         39,713
                                                                                ------------   ------------
                                                                                 $   843,258     $  803,365
                                                                                ------------   ------------
                                                                                ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $   299,038     $  305,374
   Accrued liabilities                                                                41,679         41,586
   Deferred revenue                                                                   25,469         27,109
   Current maturities of long-term debt                                                2,365          1,759
   Short-term borrowings                                                             115,625              -
                                                                                ------------   ------------
       Total current liabilities                                                     484,176        375,828
Long-term debt, less current maturities                                                3,337        293,007
Other long-term liabilities                                                            5,835          7,477
Commitments and contingencies                                                              -              -

Company-obligated mandatorily redeemable convertible preferred
   securities of financing trustholding solely convertible debentures                194,561              -

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares
      authorized,  41,465,250 shares issued and outstanding
      at October 31, 1996,  40,475,144 shares issued and
      outstanding at April 30, 1996                                                       41             40
   Additional paid-in capital                                                        122,552        115,097
   Retained earnings                                                                  32,756         11,916
                                                                                ------------   ------------
       Total stockholders' equity                                                    155,349        127,053
                                                                                ------------   ------------
                                                                                 $   843,258     $  803,365
                                                                                ------------   ------------
                                                                                ------------   ------------

          See accompanying notes to consolidated financial statements.

                               VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended               Six Months Ended
                                                             October 31,                      October 31,
                                                     ----------------------------    ----------------------------
                                                         1996            1995            1996            1995
                                                     ------------    ------------    ------------    ------------
                                                             (unaudited)                      (unaudited)

Revenue:
   Product                                             $  463,057      $  389,030      $  953,122      $  763,113
   Services                                                80,676          56,098         149,701         109,184
                                                     ------------    ------------    ------------    ------------
     Total revenue                                        543,733         445,128       1,102,823         872,297
                                                     ------------    ------------    ------------    ------------

Cost of revenue:
   Product                                                416,616         352,433         858,209         692,316
   Services                                                45,836          30,343          85,211          58,734
                                                     ------------    ------------    ------------    ------------
     Total cost of revenue                                462,452         382,776         943,420         751,050
                                                     ------------    ------------    ------------    ------------
Gross margin                                               81,281          62,352         159,403         121,247

Selling, general and administrative expenses               59,340          46,772         116,237          93,134
                                                     ------------    ------------    ------------    ------------
Operating income                                           21,941          15,580          43,166          28,113
   Interest income                                            894           1,343           1,776           2,900
   Interest expense                                        (4,253)         (9,064)        (10,864)        (17,894)
                                                     ------------    ------------    ------------    ------------
Income before income taxes and distributions
   on preferred securities of trust                        18,582           7,859          34,078          13,119

Income tax provision                                       (6,875)         (2,908)        (12,609)         (4,854)

Distributions on convertible preferred securities
   of trust, net of tax  (See Note 3)                        (629)              -            (629)              -
                                                     ------------    ------------    ------------    ------------
Net income                                             $   11,078      $    4,951      $   20,840      $    8,265
                                                     ------------    ------------    ------------    ------------
                                                     ------------    ------------    ------------    ------------

Primary and fully diluted earnings per share (pro
   forma prior to March 11, 1996 - See Note 2)         $     0.26      $     0.15      $     0.49      $     0.25
                                                     ------------    ------------    ------------    ------------
                                                     ------------    ------------    ------------    ------------

Shares used in per share calculation                       42,805          33,024          42,440          33,029
                                                     ------------    ------------    ------------    ------------
                                                     ------------    ------------    ------------    ------------


          See accompanying notes to consolidated financial statements.

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                           Six Months Ended
                                                                                              October 31,
                                                                                  ---------------------------------
                                                                                       1996                1995
                                                                                  -------------       -------------
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $    20,840         $     8,265
    Adjustments:
       Depreciation and amortization                                                      7,821               4,722
       Change in provision for doubtful accounts                                         (2,707)              1,294
       Changes in operating assets and liabilities:
          Receivables                                                                    25,002               3,031
          Inventories                                                                   (24,114)            (48,510)
          Prepaid expenses and other assets                                              (4,033)               (265)
          Deferred income taxes                                                          12,239               4,754
          Accounts payable                                                              (13,682)             11,334
          Accrued and other liabilities                                                  (5,919)              1,842
                                                                                  -------------       -------------
             Total adjustments                                                           (5,393)            (21,798)
                                                                                  -------------       -------------
Net cash provided by (used in) operating activities                                      15,447             (13,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Repayment of notes receivable                                                             -               4,496
    Capital expenditures                                                                 (7,159)             (9,578)
    Proceeds from sale of building                                                        3,125                 -
    Purchase of businesses, net of cash acquired                                        (35,633)                -
                                                                                  -------------       -------------
Net cash used in investing activities                                                   (39,667)             (5,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                           (3,264)               (384)
    Borrowings under line of credit, net of payments                                   (173,581)             15,174
    Proceeds from issuance of convertible preferred securities of trust, net            194,561                 -
    Issuance of common stock and warrants                                                 4,096                 500
                                                                                  -------------       -------------
Net cash provided by financing activities                                                21,812              15,290
                                                                                  -------------       -------------
NET DECREASE IN CASH                                                                     (2,408)             (3,325)
    Cash at beginning of the period                                                      14,498               7,761
                                                                                  -------------       -------------
CASH AT END OF THE PERIOD                                                           $    12,090         $     4,436
                                                                                  -------------       -------------
                                                                                  -------------       -------------


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

      The financial statements for Vanstar Corporation (the "Company") for the three and six months ended October 31, 1996 and October 31, 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the six months ended October 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.  EARNINGS PER SHARE


      Earnings per share and shares used in per share calculation for periods prior to March 11, 1996, the date of the Company's initial public offering, have been presented on the consolidated statements of income as if the conversion of the Company's preferred stock and warrants had occurred at the later of the beginning of the period or the issuance date.

      Primary and fully diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed for the Company's outstanding options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents also include amounts computed on options and warrants issued during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 relating to the Company's initial public offering as if they were outstanding for all periods prior to the closing on March 11, 1996 (using the treasury stock method and the initial public offering price of $10.00).


3. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF FINANCING TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES


      On October 2, 1996, Vanstar Financing Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, completed a private placement of 3,500,000 Trust Convertible Preferred Securities (the "Convertible Preferred Securities"). On October 28, 1996, an additional 525,000 of the Convertible Preferred Securities were sold. The Convertible Preferred Securities sold for and have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion rate of 1.739 shares for each Convertible Preferred Security (equivalent to $28.75 per share of the Company's Common Stock), subject to adjustment in certain circumstances. Distributions on the Convertible Preferred Securities accrue at an annual rate of 6.75% of the liquidation value of $50 per Convertible Preferred Security and are included in Distributions on Convertible Preferred Securities of Trust, net of tax in the consolidated statements of income. The proceeds of the private placement, which totaled $194.5 million (net of underwriting discounts and estimated offering expenses totaling $6.7 million) are included in Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Financing Trust Holding Solely Convertible Debentures in the consolidated balance sheet. The Company guaranteed, on a subordinated basis (the "Guarantee"), payment of
(i) the distributions on the Convertible Preferred Securities, (ii) the amount payable upon redemption of the Convertible Preferred Securities, and (iii) the liquidation amount of the Convertible Preferred

Securities. The Guarantee will apply to payment of distributions, redemptions and liquidations if and only to the extent the Trust has funds sufficient to make such payments.

      The Trust invested the proceeds of the offering in 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6.75% per annum payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem the Convertible Preferred Securities on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The Debentures represent substantially all the assets of the Trust. The Debentures and related income statement effects are eliminated in the Company's
consolidated financial statements.   The Company used the proceeds from the
issuance of the Debentures to repay a portion of amounts owed under its financing agreement with IBM Credit Corporation ("IBMCC").


4.  COMMITMENTS AND CONTINGENCIES


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's four primary sources of revenue are product, professional services, life cycle services and other services. The Company refers to the integration of its product and service offerings designed to provide customized solutions to support its customers' PC network infrastructure throughout its life cycle as "Life Cycle Management." Product revenue is primarily derived from the sale of computer hardware, software, peripherals, and communications devices manufactured by third parties and sold by the Company. Beginning with fiscal year 1997, the Company realigned its service offerings to position itself to better meet its customer's growing need to gain control of the management and the escalating cost of distributed computing network infrastructures. Professional services (formerly networking) revenue is derived from network installation, enhancement and migration plus consulting services to plan, design, manage, and implement new client/server technologies. Life cycle services (formerly support services) revenue is derived from desktop support services which encompass customized service, enhancement, and support solutions required as a result of customer's outsourcing the ownership and management of client/server environments. Desktop support services integrates the services of desktop support, help desk, repair and maintenance, asset management and desktop installation. Other services revenue is primarily derived from fees earned on the distribution services agreement with Merisel FAB Inc. ("Merisel FAB"), training and education services. Pursuant to a distribution services agreement, the Company distributes product to franchises and affiliates of Merisel FAB.

     The following table sets forth for the periods indicated, the Company's (i) total revenue, gross margin and gross margin percentage by revenue source,(ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue.

                                             Three Months Ended                  Six Months Ended
                                                October 31,                         October 31,
                                      ------------------------------      ------------------------------
REVENUE:                                  1996              1995              1996              1995
                                      ------------      ------------      ------------      ------------
Product                                 $  463,057        $  389,030        $  953,122        $  763,113
Services:
   Professional services                    27,600            13,561            49,298            24,416
   Life cycle services                      42,532            34,031            81,471            67,515
   Other services                           10,544             8,506            18,932            17,253
                                      ------------      ------------      ------------      ------------
      Total revenue                     $  543,733        $  445,128        $1,102,823        $  872,297
                                      ------------      ------------      ------------      ------------
                                      ------------      ------------      ------------      ------------
GROSS MARGIN:
Product                                 $   46,441        $   36,597        $   94,913        $   70,797
Services:
   Professional services                    12,273             6,338            20,690            11,237
   Life cycle services                      14,548            12,091            29,033            24,514
   Other services                            8,019             7,326            14,767            14,699
                                      ------------      ------------      ------------      ------------
      Total gross margin                $   81,281        $   62,352        $  159,403        $  121,247
                                      ------------      ------------      ------------      ------------
                                      ------------      ------------      ------------      ------------
GROSS MARGIN PERCENTAGE:
Product                                      10.0%              9.4%             10.0%              9.3%
Services:
   Professional services                     44.5%             46.7%             42.0%             46.0%
   Life cycle services                       34.2%             35.5%             35.6%             36.3%
   Other services                            76.1%             86.1%             78.0%             85.2%
                                      ------------      ------------      ------------      ------------
      Total gross margin percentage          14.9%             14.0%             14.5%             13.9%
                                      ------------      ------------      ------------      ------------
                                      ------------      ------------      ------------      ------------
Selling, general and
    administrative expenses             $   59,340        $   46,772        $  116,237        $   93,134
      % of total revenue                     10.9%             10.5%             10.5%             10.7%

Operating income                        $   21,941        $   15,580        $   43,166        $   28,113
      % of total revenue                      4.0%              3.5%              3.9%              3.2%

THREE MONTHS ENDED OCTOBER 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995

    PRODUCT. Revenue increased 19.0% to $463.0 million for the three months ended October 31, 1996 from $389.0 million for the three months ended October 31, 1995 as a result of the Company's successful sales and marketing efforts and increased sales resulting from the acquisition of the western regional operations of Dataflex Corporation. Gross margin increased 26.9% to $46.4 million for the three months ended October 31, 1996 from $36.6 million for the three months ended October 31, 1995. Gross margin percentage increased to 10.0% for the three months ended October 31, 1996 from 9.4% for the three months ended October 31, 1995. The increase in gross margin reflects the changing nature of the Company's relationships with its customers in moving toward long-term procurement services relationships as opposed to periodic commodity buying.

    PROFESSIONAL SERVICES. Revenue increased 103.5% to $27.6 million for the three months ended October 31, 1996 from $13.6 million for the three months ended October 31, 1995. This increase was a result of increasing customer demand for the Company's higher-end consulting services, as well as the Company's increased capacity to deliver such services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher performance technologies and increased utilization of client/server networks. By the end of October 1996, the Company employed approximately 1,100 system engineers as compared to approximately 600 in October 1995. Gross margin increased 93.6% to $12.2 million for the three months ended October 31, 1996 from $6.3 million for the three months ended October 31, 1995. Gross margin percentage decreased to 44.5% for the three months ended October 31, 1996 from 46.7% for the three months ended October 31, 1995. The decrease in gross margin percentage resulted from an increase in transitional training and deployment costs reflecting the Company's continued commitment to hire and train additional systems engineers to support Microsoft NT.

    LIFE CYCLE SERVICES. Revenue increased 25.0% to $42.5 million for the three months ended October 31, 1996 from $34.0 million for the three months ended October 31, 1995. This increase reflects the increase in demand for the Company's overall life cycle service offerings. Gross margin increased 20.3% to $14.5 million for the three months ended October 31, 1996 from $12.1 million for the three months ended October 31, 1995. Gross margin percentage decreased slightly to 34.2% for the three months ended October 31, 1996 from 35.5% for the three months ended October 31, 1995.

    OTHER SERVICES. Revenue increased 24.0% to $10.5 million for the three months ended October 31, 1996 from $8.5 million for the three months ended October 31, 1995 primarily due to the acquisition of Mentor Technologies LTD, an Ohio limited partnership providing information technology training and education. Gross margin increased 9.5% to $8.0 million for the three months ended October 31, 1996 from $7.3 million for the three months ended October 31, 1995. Gross margin percentage decreased to 76.1% for the three months ended October 31, 1996 from 86.1% for the three months ended October 31, 1995. The decline in gross margin percentage was primarily the result of the higher contribution of training and education revenue to total other services revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 26.9% to $59.3 million for the three months ended October 31, 1996 from $46.8 million for the three months ended
October 31, 1995.   Selling, general and administrative expenses as a percentage of revenue increased slightly to 10.9% for the three months ended October 31, 1996 from 10.5% for the three months ended October 31, 1995.

    OPERATING INCOME. Operating income increased 40.8% to $21.9 million for the three months ended October 31, 1996 from $15.6 million for the three months ended October 31, 1995. This increase was the result of the increase in revenues and gross margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of revenue. Operating income as a percentage of total revenue increased to 4.0% for the three months ended October 31, 1996 from 3.5% for the three months ended October 31, 1995.

    INTEREST. Interest expense is incurred primarily on borrowings under the Company's financing agreement with IBMCC. Interest expense decreased 53.1% to $4.3 million for the three months ended October 31, 1996 from $9.1 million for the three months ended October 31, 1995 due to lower average borrowings and lower interest rates. The decline in borrowings was the result of improved cash flow from increased profitability combined with the issuance of the Debentures in October 1996, the proceeds of which were used to repay borrowings under the financing agreement with IBMCC (See note 3 of Notes to Consolidated Financial Statements).

    TAXES. The effective tax rate for the three months ended October 31, 1996 and October 31, 1995 of 37% was different than the U.S. statutory rate of 35% due to state tax provisions. At October 31, 1996 and April 30, 1996, the Company has recorded net deferred tax assets of $19.0 million and $31.3 million, respectively. The full realization of the deferred tax assets carried at October 31, 1996 is dependent upon the Company achieving future pretax earnings, prior to the expiration of the net operating loss carryforwards, of $51.3 million. The net operating loss carryforwards expire in the years 2000 through 2010. Management believes that sufficient income will be generated from operations to realize the net deferred tax assets.

    DISTRIBUTIONS ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX. In October, 1996, the Trust issued 4,025,000 Convertible Preferred Securities as part of a refinancing plan directed at converting its long-term variable rate debt to fixed rate obligations and reducing its overall interest costs. Distributions on Convertible Preferred Securities accrue at an annual rate of 6.75% of the liquidation value of $50 per security and are included net of the tax effect on the associated Debentures in Distributions on Convertible Preferred Securities of Trust in the consolidated statements of income. (See
Note 3 of Notes to Consolidated Financial Statements.)


SIX MONTHS ENDED OCTOBER 31, 1996 AS COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1995

    PRODUCT. Revenue increased 24.9% to $953.1 million for the six months ended October 31, 1996 from $763.1 million for the six months ended October 31, 1995 as a result of the Company's successful sales and marketing efforts and increased sales resulting from the acquisition of the western regional operations of Dataflex Corporation. Gross margin increased 34.1% to $94.9 million for the six months ended October 31, 1996 from $70.8 million for the six months ended October 31, 1995. Gross margin percentage increased to 10.0% for the six months ended October 31, 1996 from 9.3% for the six months ended October 31, 1995. The increase in gross margin reflects the changing nature of the Company's relationships with its customers in moving toward longer-term procurement services relationships as opposed to periodic commodity buying.

    PROFESSIONAL SERVICES. Revenue increased 101.9% to $49.3 million for the six months ended October 31, 1996 from $24.4 million for the six months ended October 31, 1995. This increase was a result of increasing customer demand for the Company's higher-end consulting services, as well as the Company's increased capacity to deliver such services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher performance technologies and increased utilization of client/server networks. By the end of October 1996, the Company employed approximately 1,100 system engineers as compared to approximately 600 in October 1995. Gross margin increased 84.1% to $20.7 million for the six months ended October 31, 1996 from $11.2 million for the six months ended October 31, 1995. Gross margin percentage decreased to 42.0% for the six months ended October 31, 1996 from 46.0% for the six months ended October 31, 1995. The decrease in gross margin percentage resulted from an increase in transitional training and deployment costs reflecting the Company's continued commitment to hire and train additional systems engineers to support Microsoft NT.

    LIFE CYCLE SERVICES. Revenue increased 20.7% to $81.5 million for the six months ended October 31, 1996 from $67.5 million for the six months ended October 31, 1995. This increase reflects the increase in demand for the Company's overall life cycle service offerings. Gross margin increased 18.4% to $29.0 million for the six months ended October 31, 1996 from $24.5 million for the six months ended October 31, 1995. Gross margin percentage decreased slightly to 35.6% for the six months ended October 31, 1996 from 36.3% for the six months ended October 31, 1995.

    OTHER SERVICES. Revenue increased 9.7% to $18.9 million for the six months ended October 31, 1996 from $17.3 million for the six months ended October 31, 1995 primarily due to the acquisition of Mentor Technologies LTD, an Ohio limited partnership providing information technology training and education. Gross margin increased 0.5% to $14.8 million for the six months ended October 31, 1996 from $14.7 million for the six months ended October 31, 1995. Gross margin percentage decreased to 78.0% for the six months ended October 31, 1996 from 85.2% for the six months ended October 31, 1995. The decline in gross margin percentage was primarily the result of the higher contribution of training and education revenue to total other services revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 24.8% to $116.2 million for the six months ended October 31, 1996 from $93.1 million for the six months ended October 31,
1995.   Selling, general and administrative expenses as a percentage of revenue decreased to 10.5% for the six months ended October 31, 1996 from 10.7% for the six months ended October 31, 1995.

    OPERATING INCOME. Operating income increased 53.5% to $43.2 million for the six months ended October 31, 1996 from $28.1 million for the six months ended October 31, 1995. This increase was the result of the increases in revenue, gross margin percentage, and a decrease in selling, general and administrative
expenses as a percentage of revenue.   Operating income as a percentage of total
revenue increased to 3.9% for the six months ended October 31, 1996 from 3.2% for the six months ended October 31, 1995.

    INTEREST. Interest expense is incurred primarily on borrowings under the Company's financing agreement with IBMCC. Interest expense decreased 39.3% to $10.9 million for the six months ended October 31, 1996 from $17.9 million for the six months ended October 31, 1995 due to lower average borrowings and lower interest rates. The decline in borrowings was the result of improved cash flow from increased profitability combined with the issuance of the Convertible Preferred Securities.

    TAXES. The effective tax rate for the six months ended October 31, 1996 and October 31, 1995 of 37% was different than the U.S. statutory rate of 35% due to state tax provisions.

    DISTRIBUTIONS ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX. In October, 1996, the Trust issued 4,025,000 Convertible Preferred Securities as part of a refinancing plan directed at converting its long-term variable rate debt to fixed rate obligations and reducing its overall interest costs. Distributions on Convertible Preferred Securities accrue at an annual rate of 6.75% of the liquidation value of $50 per security and are included net of the tax effect on the associated Debentures in Distributions on Convertible Preferred Securities of Trust in the consolidated statements of income. (See
Note 3 of Notes to Consolidated Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES

    The Company currently has a $300 million line of credit under the Financing
Program Agreement with IBMCC.   At October  31, 1996 the Company had $245.7
million outstanding under this facility of which $130.1 million is included in accounts payable and $115.6 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of October 31, 1996 amounts borrowed under the line of credit bear interest at prime minus 0.50%. The line of credit expires October 31, 1997.

    In October, 1996, the Trust, sold 4,025,000 Convertible Preferred Securities at $50 per security to qualified institutional buyers and a limited number of other institutional accredited investors and foreign investors. The aggregate net proceeds to the Company totaled $194.6 million after selling expenses, discounts and commissions. The Company used the net proceeds of the offering to reduce the outstanding indebtedness to IBMCC as part of a refinancing plan directed at converting its long-term variable rate debt to fixed rate obligations and reducing its overall interest costs. The refinancing plan also contemplates repayment of an additional portion of the indebtedness to IBMCC with the proceeds of an accounts receivable-based asset securitization facility expected to be completed during the third quarter of the current fiscal year.

    As a result of improved profitability and decreases in accounts receivable, partially offset by increases in inventory levels and decreases in accounts payable, the Company's operating activities provided cash of $15.4 million for the six months ended October 31, 1996. The decrease in receivables is primarily the result of payments received on the Company's receivables from Merisel FAB. The increases in inventory levels were in support of and as a result of higher levels of product sales. The decrease in accounts payable is a result of significant early pay vendor discounts taken in October 1996.

    During the six months ending October 31, 1996, the Company used cash of $35.6 million (net of cash acquired) to purchase the western regional operations of Dataflex Corporation and $173.6 million to repay amounts borrowed under its Financing Program Agreement with IBMCC. During this period, the Company also used cash of $7.2 million for capital expenditures and plans to make additional significant investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1997.

    The Company believes that the cash generated from operations together with its existing credit facilities and the planned accounts receivable securitization facility will be sufficient to meet its cash requirements through at least fiscal year 1998.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

    On October 2, 1996, Vanstar Financing Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, completed a private placement of 3,500,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities") to certain initial purchasers. On October 28, 1996, an additional 525,000 of
the Convertible Preferred Securities were sold.   The Convertible Preferred
Securities sold for $50 per security and are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion rate of 1.739 shares for each Convertible Preferred Security (equivalent to $28.75 per share of the Company's Common Stock), subject to adjustment in certain circumstances. The net proceeds of the private placement totaled $194.5 million (net of underwriting discounts and estimated offering expenses totaling $6.7 million) and the total proceeds of $201.2 million were invested by the Trust in 6 3/4% Convertible Subordinated Debentures due 2016 issued by the Company.

    The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof. The securities were sold to a limited number of persons, such persons were provided access to all relevant information regarding the Company and/or represented to the Company that they were "sophisticated" investors, and such persons represented to the Company that the securities were purchased for investment purposes only and with no view toward distribution.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An annual meeting of the Stockholders of the Company was held on September 13, 1996. At the meeting, the stockholders elected eleven persons to serve as directors until the next annual meeting of stockholders and until their successors are duly elected and qualified, ratified the selection of Ernst and Young, LLP as the Company's auditors for the fiscal year ending April 30, 1997 and approved the Company's 1996 Stock Option/Stock Issuance Plan pursuant to which the Company may grant to directors, officers and employees of the Company and independent consultants retained by the Company, shares or options to purchase shares of the Company's Common Stock. The table below sets forth the number of votes cast for, against and withheld, as well as the number of abstentions and broker nonvotes, as to each such matter, including a separate tabulation with respect to each nominee for office.


          Matter Voted             Number of Votes          Number of Votes          Number of
              Upon                    Cast For              Against/Withheld         Abstentions
              ----                    --------              ----------------         and Nonvotes
                                                                                     ------------
A.  Nominees for Directors:
    William Y. Tauscher              32,215,401                  60,800                    0
    Jeffrey S. Rubin                 32,215,101                  61,100                    0
    J. S. Amato                      32,214,757                  61,444                    0
    John W. Amerman                  32,214,601                  61,600                    0
    Richard H. Bard                  32,215,401                  60,800                    0
    Stephen W. Fillo                 32,214,901                  61,300                    0
    Stewart K.P. Gross               32,215,401                  60,800                    0
    William H. Janeway               32,214,801                  61,400                    0
    John R. Oltman                   32,214,301                  61,900                    0
    John L. Vogelstein               32,214,801                  61,400                    0
    Josh S. Weston                   32,214,601                  61,600                    0

B.  Ratification of Selection
    of Ernst & Young                 32,271,816                     990                3,395

C.  1996 Stock Option/
    Stock Issuance Plan              24,382,866               5,937,992               64,943


ITEM 5.   OTHER INFORMATION

    Effective September 30, 1996, the Company entered into a reseller agreement with Computer Associates International, Inc., providing the Company with a non-exclusive right and license to distribute CA-UNICENTER software. Management anticipates that this agreement will strengthen the Company's ability to provide leading-edge enterprise management solutions for networked Windows NT environments.

    On October 15, 1996 the Company executed a Letter of Intent to acquire Contract Data Services, Inc., a North Carolina corporation ("CDS"). The aggregate consideration is expected to consist solely of the number of shares of the Company's Common Stock equal to approximately $27.2 million divided by the applicable exchange price. As currently proposed, the exchange price will be the average closing price of the Company's Common Stock as reported on the NYSE Composite Tape for the ten trading days ending on and including the second trading day prior to the closing; provided, however, that such exchange price shall not be less than $23 or more than $31 5/8. CDS is engaged in the delivery of information technology services and the related computer hardware and software. CDS operates in Alabama, Georgia, North Carolina, South Carolina, Tennessee, Texas and Virginia. For the fiscal year ended March 31, 1996, CDS reported revenues of approximately $74.3 million.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. EXHIBITS

          Exhibits
             No.         Description
          --------       -----------

            4.1          Certificate of Trust of Vanstar Financing Trust (1)
            4.2 Amended and Restated Declaration of Trust of Vanstar Financing Trust dated as of October 2, 1996 among Jeffrey S. Rubin, Leslie J. Alvarez, John J. Dunican, Jr. And Wilmington Trust Company as trustees and Vanstar Corporation as sponsor (1)
            4.3 Indenture dated as of October 2, 1996 between Vanstar Corporation as issuer and Wilmington Trust Company as trustee (1)
            4.4 Form of 6-3/4% Preferred Securities (included as Exhibit A-1 to Exhibit 4.2 above)
            4.5 Form of 6-3/4% Convertible Subordinated Debentures Due 2016 (included as Exhibit B to Exhibit 4.2 above)
            4.6 Preferred Securities Guarantee Agreement dated October 2, 1996 between Vanstar Corporation as guarantor and Wilmington Trust Company as preferred guarantee trustee (1)
          10.1* Amendment #5 to Vanstar Corporation Second Amended and Restated Financing Program Agreement, dated September 25, 1996 by and between Vanstar Corporation and IBM Credit Corporation

          11.1*          Computation of Per Share Earnings

          27*            Financial Data Schedule

          *    Filed herewith
          (1) Incorporated by reference to Exhibits with the corresponding number filed with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-16307) filed with the commission on November 18, 1996.

          B.  REPORTS ON FORM 8-K

               The following reports on Form 8-K were filed during the quarter ended October 31, 1996:

                 1. Report on Form 8-K dated August 27, 1996 reporting the press release covering the offering of the Convertible Preferred Securities.

                 2. Report on Form 8-K dated October 3, 1996 reporting the press release covering the consummated sale of the Convertible Preferred Securities.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VANSTAR CORPORATION
                               [NAME OF REGISTRANT]




Dated:  December 13, 1996     By:   /s/ Jeffrey S. Rubin
        -----------------        -------------------------------------
                                      Name:   Jeffrey S. Rubin
                                      Title:   Vice Chairman,
                                               Chief Financial Officer and
                                               Director