Form 10-Q
period 1997-01-31
VANSTAR CORP
filed 1997-03-14
CIK 1004939

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549





                                  FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 1997
                                       ---------------------------------

                                     OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____to_____

                       Commission file number  1-14192

-----------------------------------------------------------------------------

                             VANSTAR CORPORATION
         (Exact Name of Registrant as Specified in Its Charter)

-----------------------------------------------------------------------------

                    Delaware                                   94-2376431
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

5964 West Las Positas Boulevard, Pleasanton, California          94588
    (Address of Principal Executive Offices)                   (Zip Code)

   Registrant's Telephone Number, Including Area Code       (510) 734-4000
                                                       ----------------------

    Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 42,970,424 on March 11, 1997.

ITEM 1.  FINANCIAL STATEMENTS

                             VANSTAR CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                        January 31,  April 30,
                                                                           1997        1996
                                                                        -----------  ---------
                                                                        (unaudited)
Current assets:
  Cash                                                                   $  4,955    $ 14,498
  Receivables, net of allowance for doubtful accounts of $9,145
   at January 31, 1997, and $14,812 at April 30, 1996 (see note 4)        168,590     298,484
  Inventories, net                                                        317,798     350,406
  Deferred income taxes                                                    10,257      25,750
  Prepaid expenses and other current assets                                 7,616       2,432
                                                                         --------    --------
    Total current assets                                                  509,216     691,570
Property and equipment, net                                                30,187      23,183
Other assets, net                                                          64,382      48,899
Goodwill and other intangibles, net of accumulated amortization of
 $5,845 at January 31, 1997 and $3,453 at April 30, 1996                   56,429      39,713
                                                                         --------    --------
                                                                         $660,214    $803,365
                                                                         --------    --------
                                                                         --------    --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $221,457    $305,374
  Accrued liabilities                                                      39,278      41,586
  Deferred revenue                                                         19,996      27,109
  Short-term borrowings                                                    11,679           -
  Current maturities of long-term debt                                      4,164       1,759
                                                                         --------    --------
    Total current liabilities                                             296,574     375,828
Long-term debt, less current maturities                                     4,377     293,007
Other long-term liabilities                                                 3,162       7,477

Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated
 debt securities of the Company* (see note 3)                             194,433         -

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 42,781,569 shares issued and outstanding
   at January 31, 1997, 40,475,144 shares issued and
   outstanding at April 30, 1996                                               43          40
  Additional paid-in capital                                              123,833     115,097
  Retained earnings                                                        37,792      11,916
                                                                         --------    --------
    Total stockholders' equity                                            161,668     127,053
                                                                         --------    --------
                                                                         $660,214    $803,365
                                                                         --------    --------
                                                                         --------    --------

* The sole asset of the trust is $207,474,200 aggregate principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2016.


              See accompanying notes to consolidated financial statements.

                             VANSTAR CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended        Nine Months Ended
                                                            January 31,              January 31,
                                                       --------------------    -----------------------
                                                         1997        1996         1997        1996
                                                       --------    --------    ----------   ----------
                                                           (unaudited)               (unaudited)
Revenue:
  Product                                              $438,587    $391,130    $1,391,709   $1,154,243
  Services                                               88,955      55,732       238,656      164,916
                                                       --------    --------    ----------   ----------
    Total revenue                                       527,542     446,862     1,630,365    1,319,159
                                                       --------    --------    ----------   ----------
Cost of revenue:
  Product                                               395,093     354,876     1,253,302    1,047,192
  Services                                               55,781      33,096       140,992       91,830
                                                       --------    --------    ----------   ----------
    Total cost of revenue                               450,874     387,972     1,394,294    1,139,022
                                                       --------    --------    ----------   ----------
Gross margin                                             76,668      58,890       236,071      180,137
Selling, general and administrative expenses             60,489      76,891       176,726      170,025
                                                       --------    --------    ----------   ----------
Operating income (loss)                                  16,179     (18,001)       59,345       10,112
  Interest income                                         1,155       1,293         2,931        4,193
  Financing expenses, net (see note 5)                   (2,542)     (9,851)      (13,406)     (27,745)
                                                       --------    --------    ----------   ----------
Income (loss) from continuing operations before
  income taxes and distributions on preferred
  securities of trust                                    14,792     (26,559)       48,870      (13,440)
Income tax benefit (provision)                           (4,984)      9,828       (17,593)       4,974
                                                       --------    --------    ----------   ----------
Income (loss) from continuing operations before
  distributions on preferred securities of trust          9,808     (16,731)       31,277       (8,466)
Gain on disposal of discontinued
  businesses (less income taxes of $5,400)                    -       9,194             -        9,194

Distributions on convertible preferred securities
  of trust, net of tax (see note 3)                      (2,287)          -        (2,916)           -
                                                       --------    --------    ----------   ----------
Net income (loss)                                      $  7,521    $ (7,537)   $   28,361   $      728
                                                       --------    --------    ----------   ----------
                                                       --------    --------    ----------   ----------
Primary and fully diluted earnings (loss) per share:
  (Pro forma prior to March 11, 1996 - see note 2)
  Continuing operations                                $   0.17    $  (0.53)   $     0.65   $    (0.26)
  Discontinued operations                                     -        0.29             -         0.28
                                                       --------    --------    ----------   ----------
                                                       $   0.17    $  (0.24)   $     0.65   $     0.02
                                                       --------    --------    ----------   ----------
                                                       --------    --------    ----------   ----------
Shares used in per share calculation                     44,234      31,249        43,393       32,972
                                                       --------    --------    ----------   ----------
                                                       --------    --------    ----------   ----------


            See accompanying notes to consolidated financial statements.

                              VANSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)


                                                           Nine Months Ended
                                                               January 31,
                                                           -------------------
                                                             1997       1996
                                                           ---------   -------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $  28,361   $    728
    Adjustments:
       Depreciation and amortization                          12,429      7,134
       Change in provision for doubtful accounts              (7,790)    32,615
       Changes in operating assets and liabilities:
          Receivables                                        171,647    (17,801)
          Inventories                                         39,411    (40,324)
          Prepaid expenses and other assets                   (5,645)    (1,525)
          Deferred income taxes                               15,953        327
          Accounts payable                                   (97,756)   (15,152)
          Accrued and other liabilities                      (16,569)     3,119
                                                           ---------   --------
             Total adjustments                               111,680    (31,607)
                                                           ---------   --------

Net cash provided by (used in) operating activities          140,041    (30,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Repayment of notes receivable                                  -      4,496
    Capital expenditures                                     (16,991)   (12,587)
    Proceeds from sale of building                             3,125          -
    Purchase of businesses, net of cash acquired             (44,585)         -
                                                           ---------   --------

Net cash used in investing activities                        (58,451)    (8,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                               (12,806)    (5,144)
    Borrowings (repayments) on line of credit, net          (277,488)    45,090
    Proceeds from issuance of convertible
      preferred securities of trust, net                     194,433          -
    Issuance of common stock and warrants                      4,728        649
                                                           ---------   --------

Net cash provided by (used in) financing activities          (91,133)    40,595
                                                           ---------   --------

NET INCREASE (DECREASE) IN CASH                               (9,543)     1,625
    Cash at beginning of the period                           14,498      7,761
                                                           ---------   --------

CASH AT END OF THE PERIOD                                  $   4,955   $  9,386
                                                           ---------   --------
                                                           ---------   --------




            See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    The financial statements for Vanstar Corporation (the "Company") for the three and nine months ended January 31, 1997 and January 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the nine months ended January 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  EARNINGS PER SHARE

    Earnings per share and shares used in per share calculation for periods prior to March 11, 1996, the date of the Company's initial public offering, have been presented on the consolidated statements of income as if the conversion of the Company's preferred stock and warrants had occurred at the later of the beginning of the period or the issuance date.

    Primary and fully diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents are computed for the Company's outstanding options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, Common Stock equivalents also include amounts computed on options and warrants issued during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 relating to the Company's initial public offering as if they were outstanding for all periods prior to the closing on March 11, 1996 (using the treasury stock method and the initial public offering price of $10.00 per share).

3. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY CONVERTIBLE
    SUBORDINATED DEBT SECURITIES OF THE COMPANY

    During October 1996, Vanstar Financing Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, sold 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The Convertible Preferred Securities were initially sold for and have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion rate of 1.739 shares for each Convertible Preferred Security (equivalent to a conversion price of $28.75 per share of the Company's Common Stock), subject to adjustment in certain circumstances. Distributions on Convertible Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Convertible Preferred Security and are included in "distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income. The proceeds of the private placement, which totaled $194.5 million (net of initial purchasers' discounts and estimated offering expenses totaling $6.7 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the Consolidated Balance Sheets. The Company guaranteed, on a subordinated basis (the "Guarantee"), payment of (i) the distributions on the Convertible Preferred Securities, (ii) the amount payable upon redemption of the Convertible Preferred Securities, and (iii) the liquidation amount of the Convertible Preferred Securities. The Guarantee will apply to payment of distributions, redemptions and liquidations if and only to the extent the Trust has funds sufficient to make such payments. Considered together, the Guarantee provides a full and unconditional guarantee by the Company of the Convertible Preferred Securities.

    The Trust invested the proceeds of the offering in 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6 3/4% per annum payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem the Convertible Preferred Securities on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole asset of the Trust is $207.5 million aggregate principal amount of the Debentures. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

4.  SALE OF ACCOUNTS RECEIVABLE

    Effective December 20, 1996, the Company established a five-year Securitization Facility (the "Securitization Facility") which provides the Company with up to $175 million in available credit. In connection with the Securitization Facility the Company sells, on a revolving basis, certain of its trade receivables ("pooled receivables"). These transactions have been recorded as a sale in accordance with Statement of Financial Accounting Standards No. 125, accounting for transfers and servicing of financial assets and extinguishments of liabilities. The Company retains an interest in certain of the assets sold. At January 31, 1997, the amount of that retained interest totaled $67.4 million and is included in receivables on the Consolidated Balance Sheets. The Company is retained as servicer of the pooled receivables.
Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized in the Consolidated Balance Sheets. The gross proceeds resulting from the sale of the percentage ownership interests to PAR totaled $175 million as of January 31, 1997 representing the maximum available credit under the Securitization Facility. Such proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Discounts and net expenses associated with the sales of the receivables totaling $0.9 million are included in financing expenses, net on the Consolidated Statements of Income.

5.  FINANCING EXPENSES, NET

    Financing expenses, net includes interest incurred on borrowings under the Company's financing agreement with IBMCC and discounts and net expenses associated with the Company's Securitization Facility.

6.  ACQUISITIONS

    On May 24, 1996, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and liabilities previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region ("Dataflex Regions"). The Dataflex Regions offer PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah and reported revenues of approximately $145 million for the fiscal year ended March 31, 1996. The purchase price of the Dataflex Regions, net of cash received, was $36.7 million.

    On September 4, 1996, the Company merged with Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services in Ohio and throughout the upper mid-western United States. A total of 300,000 shares of Company's Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with the merger. For the calendar year ended December 31, 1995, Mentor Technologies reported revenues of approximately $5.5 million.

    On December 16, 1996, the Company merged with Contract Data Services, Inc., a North Carolina corporation ("CDS"), in exchange for 952,491 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $21.9 million). Ten percent of those shares were deposited into escrow to satisfy certain indemnification obligations of CDS expected to be determined over the next year. CDS provides outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. For the fiscal year ended March 31, 1996, CDS reported total revenues of approximately $74.3 million.

    On January 9, 1997, the Company acquired inventory and equipment from DCT Systems, Inc., a Minnesota corporation, Niloy, Inc., a Georgia corporation, and NCT Systems, Inc., an Illinois corporation (collectively, "DCT"). The Company made an advance payment of $4.0 million towards the purchase price of the assets pending subsequent determination of the value of such assets. In addition, DCT could receive a maximum of 180,000 shares of the Company's Common Stock upon the satisfaction of certain conditions. The Company also entered into a Servicing and Marketing Agreement on January 9, 1997 whereby the Company will provide certain computer products and billing services to DCT. Based upon certain criteria under the Servicing and Marketing Agreement, DCT also may receive, at DCT's election, cash or up to 40,000 additional restricted shares of the Company's Common Stock.

7.  COMMITMENTS AND CONTINGENCIES

    Various legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a materially adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    During the nine months ended January 31, 1997, the Company's results of operations were impacted by the following transactions. On May 24, 1996, the Company acquired substantially all of the assets and liabilities of the western and southwestern regions of Dataflex Corporation (the "Dataflex Regions"). The Dataflex Regions offer PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah with combined revenues of $145 million reported for the fiscal year ended March 31, 1996. On September 4, 1996, the Company merged with Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies"), providing training and education services in Ohio and throughout the upper mid-western United States with reported revenues of $5.5 million for the calendar year ended December 31, 1995. During October 1996, the Company, through the Vanstar Financing Trust, a Delaware statutory business trust (the "Trust"), issued 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities") as part of its overall refinancing plan to reduce its financing costs. Those securities are convertible into the Company's Common Stock and pay cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. On December 16, 1996, the Company merged with Contract Data Services, Inc. ("CDS"), a North Carolina corporation with reported revenues of $74.3 million for the fiscal year ended March 31, 1996. CDS provides outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software.

    The Company's four primary sources of revenue are product, professional services, life cycle services and other services. The Company refers to the integration of its product and service offerings designed to provide customized solutions to support its customers' PC network infrastructure throughout its life cycle as "Life Cycle Management." Product revenue is primarily derived from the sale of computer hardware, software, peripherals, and communication devices manufactured by third parties and sold by the Company. Beginning with fiscal year 1997, the Company realigned its service offerings to position itself to better meet its customers' growing need to gain control of the management and the escalating cost of distributed computing network infrastructures. Professional services (formerly networking) revenue is derived from network installation, enhancement and migration plus consulting services to plan, design, manage, and implement new client/server technologies. Life cycle services (formerly support services) revenue is derived from desktop support services, which encompass customized service, enhancement, and support solutions required as a result of customers outsourcing the ownership and management of client/server environments. Desktop support services integrate the services of desktop support, help desk, repair and maintenance, asset management and desktop installation. Other services revenue is primarily derived from fees earned on the distribution services agreement with Merisel FAB, Inc. ("Merisel FAB"), and training and education services. Pursuant to a distribution services agreement, the Company distributes product to franchises and affiliates of Merisel FAB.

    The following table sets forth for the periods indicated, the Company's
(i) total revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue.

                              Three Months Ended       Nine Months Ended
                                   January 31,            January 31,
                              -------------------   -----------------------
REVENUE:                        1997       1996        1997         1996
                              --------   --------   ----------   ----------
Product                       $438,587   $391,130   $1,391,709   $1,154,243
Services:
   Professional services        30,555     16,514       79,852       40,930
   Life cycle services          47,944     34,758      129,415      102,273
   Other services               10,456      4,460       29,389       21,713
                              --------   --------   ----------   ----------
      Total revenue           $527,542   $446,862   $1,630,365   $1,319,159
                              --------   --------   ----------   ----------
                              --------   --------   ----------   ----------
GROSS MARGIN:
Product                       $ 43,494   $ 36,254   $  138,407   $  107,051
Services:
   Professional services         9,995      6,353       30,685       17,590
   Life cycle services          16,762     13,075       45,795       37,589
   Other services                6,417      3,208       21,184       17,907
                              --------   --------   ----------   ----------
      Total gross margin      $ 76,668   $ 58,890   $  236,071   $  180,137
                              --------   --------   ----------   ----------
                              --------   --------   ----------   ----------

GROSS MARGIN PERCENTAGE:
Product                            9.9%       9.3%         9.9%         9.3%
Services:
   Professional services          32.7%      38.5%        38.4%        43.0%
   Life cycle services            35.0%      37.6%        35.4%        36.8%
   Other services                 61.4%      71.9%        72.1%        82.5%
                              --------   --------   ----------   ----------
      Total gross margin
        percentage                14.5%      13.2%        14.5%        13.7%
                              --------   --------   ----------   ----------
                              --------   --------   ----------   ----------
Selling, general and
  administrative expenses     $ 60,489   $ 76,891   $  176,726   $  170,025
      % of total revenue          11.5%      17.2%        10.8%        12.9%

Operating income (loss)       $ 16,179   $(18,001)  $   59,345   $   10,112
      % of total revenue           3.1%      (4.0)%        3.6%         0.8%


THREE MONTHS ENDED JANUARY 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996

    PRODUCT. Revenue increased 12.1% to $438.6 million for the three months ended January 31, 1997 from $391.1 million for the three months ended January 31, 1996 as a result of the Company's successful sales and marketing efforts and increased sales resulting from the acquisitions of CDS and the Dataflex Regions. Gross margin increased 20.0% to $43.5 million for the three months ended January 31, 1997 from $36.3 million for the three months ended January 31, 1996. Gross margin percentage increased to 9.9% for the three months ended January 31, 1997 from 9.3% for the three months ended January 31, 1996. The increase in gross margin percentage reflects the changing nature of the Company's relationships with its customers in moving toward long-term procurement service relationships as opposed to periodic commodity buying.

    PROFESSIONAL SERVICES. Revenue increased 85.0% to $30.6 million for the three months ended January 31, 1997 from $16.5 million for the three months ended January 31, 1996. This increase was a result of increasing customer demand for the Company's higher-end consulting services and increased sales resulting from the CDS acquisition. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher performance technologies and increased utilization of client/server networks. By the end of January 1997, the Company employed approximately 1,350 system engineers as compared to approximately 800 in January 1996. Gross margin increased 57.3% to $10.0 million for the three months ended January 31, 1997 from $6.4 million for the three months ended January 31, 1996. Gross margin percentage decreased to 32.7% for the three months ended January 31, 1997 from 38.5% for the three months ended January

31, 1996. The decrease in gross margin percentage resulted from an increase in transitional training and deployment costs reflecting the Company's continued commitment to hire and train additional system engineers to support Microsoft NT. Additionally, during the three months ended January 31, 1997, customer holiday closures impacted scheduling and prevented full utilization of the Company's system engineers and other technical resources.

    LIFE CYCLE SERVICES. Revenue increased 37.9% to $47.9 million for the three months ended January 31, 1997 from $34.8 million for the three months ended January 31, 1996. This increase was the result of increased demand for the Company's overall life cycle service offerings plus increased sales as a result of the acquisition of CDS. Gross margin increased 28.2% to $16.8 million for the three months ended January 31, 1997 from $13.1 million for the three months ended January 31, 1996. Gross margin percentage decreased to 35.0% for the three months ended January 31, 1997 from 37.6% for the three months ended January 31, 1996.

    OTHER SERVICES. Revenue increased 134.4% to $10.5 million for the three months ended January 31, 1997 from $4.5 million for the three months ended January 31, 1996 primarily due to the acquisition of Mentor Technologies. Gross margin increased 100.0% to $6.4 million for the three months ended January 31, 1997 from $3.2 million for the three months ended January 31, 1996. Gross margin percentage decreased to 61.4% for the three months ended January 31, 1997 from 71.9% for the three months ended January 31, 1996. The decline in gross margin percentage was primarily the result of the higher contribution of training and education revenue to total other services revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended January 31, 1996, the Company recorded a $31.1 million provision against its receivables due from Merisel FAB. Excluding the $31.1 million provision, selling, general and administrative expenses increased by 32.1% to $60.5 million for the three months ended January 31, 1997 from $45.8 million for the three months ended January 31, 1996. Excluding the $31.1 million provision, selling, general and administrative expenses as a percentage of revenue increased to 11.5% for the three months ended January 31, 1997 from 10.2% for the three months ended January 31, 1996. The increase in selling, general and administrative expenses as a percentage of revenues was primarily the result of an increase in the mix of service revenue to product revenue.

    OPERATING INCOME. Excluding the $31.1 million provision, operating income increased 23.6% to $16.2 million for the three months ended January 31, 1997 from $13.1 million for the three months ended January 31, 1996. This increase was the result of the increase in revenues and gross margin percentage partially offset by an increase in selling, general and administrative expenses as a percentage of revenue. Operating income as a percentage of total revenue increased to 3.1% for the three months ended January 31, 1997 from 2.9% for the three months ended January 31, 1996.

            FINANCING EXPENSES, NET. Financing expenses, net for the three months ended January 31, 1997 and 1996 represents primarily interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC"). During the three months ended January 31, 1997 financing expenses, net also includes discounts and net expenses totaling $0.9 million associated with the sales of certain trade receivables in connection with the Company's Securitization Facility (see note 4 of Notes to Consolidated Financial Statements). Financing expenses decreased 74.2% to $2.5 million for the three months ended January 31, 1997 from $9.9 million for the three months ended January 31, 1996 due to significantly lower average borrowings, lower interest rates and cost reductions resulting from the sales of certain trade receivables. The decline in borrowings which resulted in lower financing expenses was due to the issuance of the Debentures to the Trust in October 1996, the proceeds of which were used to repay borrowings under the financing agreement with IBMCC, combined with improved cash flow from increased profitability and lower inventory levels (see note 3 of Notes to Consolidated Financial Statements).

    TAXES. The effective tax rates for the three months ended January 31, 1997 and 1996 of 36% and 37%, respectively, were different than the U.S. statutory rate of 35% due to state tax provisions. At January 31, 1997 and April 30, 1996, the Company has recorded net deferred tax assets of $15.3 million and $31.3 million, respectively. The full realization of the deferred tax assets carried at January 31, 1997 is dependent upon the Company achieving future pretax earnings, prior to the expiration of the net operating loss carryforwards, of $42.5 million. The net operating loss carryforwards expire in the years 2000 through 2010. Management believes that sufficient income will be generated from operations to realize the net deferred tax assets.

    DISTRIBUTIONS ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX. In October, 1996, the Trust issued 4,025,000 Convertible Preferred Securities as part of a refinancing plan directed at reducing the Company's overall interest costs. Distributions on Convertible Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security and are included in "distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income (see note 3 of Notes to Consolidated Financial Statements).

NINE MONTHS ENDED JANUARY 31, 1997 AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1996

    PRODUCT. Revenue increased 20.6% to $1.4 billion for the nine months ended January 31, 1997 from $1.2 billion for the nine months ended January 31, 1996 as a result of the Company's successful sales and marketing efforts and increased sales resulting from the acquisitions of CDS and Dataflex Regions. Gross margin increased 29.3% to $138.4 million for the nine months ended January 31, 1997 from $107.1 million for the nine months ended January 31, 1996. Gross margin percentage increased to 9.9% for the nine months ended January 31, 1997 from 9.3% for the nine months ended January 31, 1996. The increase in gross margin percentage reflects the changing nature of the Company's relationships with its customers in moving toward longer-term procurement service relationships as opposed to periodic commodity buying.

    PROFESSIONAL SERVICES. Revenue increased 95.1% to $79.9 million for the nine months ended January 31, 1997 from $40.9 million for the nine months ended January 31, 1996. This increase was a result of increasing customer demand for the Company's higher-end consulting services, as well as the Company's increased capacity to deliver such services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher performance technologies and increased utilization of client/server networks. By the end of January 1997, the Company employed approximately 1,350 system engineers as compared to approximately 800 in January 1996. Gross margin increased 74.4% to $30.7 million for the nine months ended January 31, 1997 from $17.6 million for the nine months ended January 31, 1996. Gross margin percentage decreased to 38.4% for the nine months ended January 31, 1997 from 43.0% for the nine months ended January 31, 1996. The decrease in gross margin percentage resulted from an increase in transitional training and deployment costs reflecting the Company's continued commitment to hire and train additional system engineers to support Microsoft NT.

    LIFE CYCLE SERVICES. Revenue increased 26.5% to $129.4 million for the nine months ended January 31, 1997 from $102.3 million for the nine months ended January 31, 1996. This increase was the result of increased demand for the Company's overall life cycle service offerings plus increased sales as a result of the acquisition of CDS. Gross margin increased 21.8% to $45.8 million for the nine months ended January 31, 1997 from $37.6 million for the nine months ended January 31, 1996. Gross margin percentage decreased slightly to 35.4% for the nine months ended January 31, 1997 from 36.8% for the nine months ended January 31, 1996.

    OTHER SERVICES. Revenue increased 35.4% to $29.4 million for the nine months ended January 31, 1997 from $21.7 million for the nine months ended January 31, 1996 primarily due to the acquisition of Mentor Technologies. Gross margin increased 18.3% to $21.2 million for the nine months ended January 31, 1997 from $17.9 million for the nine months ended January 31, 1996. Gross margin percentage decreased to 72.1% for the nine months ended January 31, 1997 from 82.5% for the nine months ended January 31, 1996. The decline in gross margin percentage was primarily the result of the higher contribution of training and education revenue to total other services revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the nine months ended January 31, 1996, the Company recorded a $31.1 million provision against its receivables due from Merisel FAB. Excluding the $31.1 million provision, selling, general and administrative expenses increased by 27.2% to $176.7 million for the nine months ended January 31, 1997 from $138.9 million for the nine months ended January 31, 1996. Excluding the provision, selling, general and administrative expenses as a percentage of revenue increased to 10.8% for the nine months ended January 31, 1997 from 10.5% for the nine months ended January 31, 1996.

    OPERATING INCOME. Excluding the $31.1 million provision, operating income increased 44.0% to $59.4 million for the nine months ended January 31, 1997 from $41.2 million for the nine months ended January 31,

1996. This increase was the result of the increases in revenue and gross margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of revenue. Excluding the provision relating to Merisel FAB, operating income as a percentage of total revenue increased to 3.6% for the nine months ended January 31, 1997 from 3.1% for the nine months ended January 31, 1996.

    FINANCING EXPENSES, NET. Financing expenses, net for the nine months ended January 31, 1997 and 1996 primarily represents interest incurred on borrowings under the Company's financing agreement with IBMCC. During the nine months ended January 31, 1997 financing expenses, net also includes discounts and net expenses totaling $0.9 million associated with the sales of certain trade receivables in connection with the Company's Securitization Facility. Financing expenses decreased 51.7% to $13.4 million for the nine months ended January 31, 1997 from $27.8 million for the nine months ended January 31, 1996 due to lower average borrowings and lower interest rates. The decline in borrowings which resulted in lower financing expenses was the result of improved cash flow from increased profitability combined with the issuance of 6 3/4% Convertible Subordinated Debentures (the "Debentures").

    TAXES. The effective tax rates for the nine months ended January 31, 1997 and 1996 of 36% and 37%, respectively, were different than the U.S. statutory rate of 35% due to state tax provisions.

    DISTRIBUTIONS ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX. In October, 1996, the Trust issued 4,025,000 Convertible Preferred Securities as part of a refinancing plan directed at reducing the Company's overall interest costs. Distributions on Convertible Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security and are included net of the tax effect on the associated Debentures in "distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income (see note 3 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended January 31, 1997, the Company utilized cash generated from operations, including sales of certain of its trade receivables and the proceeds from the issuance of the Debentures to fund its revenue growth, working capital requirements, payments on its long term debt, and purchases of businesses and capital equipment.

    In October, 1996, the Trust sold 4,025,000 Convertible Preferred Securities at $50 per security. The holders of the Convertible Preferred Securities are entitled to cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. The distributions are payable quarterly in arrears in the aggregate amount of approximately $3.4 million per quarter. The aggregate net proceeds to the Company totaled $194.5 million after selling expenses, discounts and commissions. The Company used the net proceeds of the offering to reduce its outstanding indebtedness to IBMCC.

    Effective December 20, 1996, the Company established the Securitization Facility, providing the Company with up to $175 million in available credit. The Company immediately entered into an agreement pursuant to which it sold a percentage ownership interest in a defined pool of the Company's trade receivables. As of January 31, 1997, the proceeds of the sales totaled $175 million, the majority of which was used to repay a majority of the Company's indebtedness to IBMCC.

    Exclusive of the proceeds of sales of trade receivables, the Company's operating activities used cash of $34.9 million for the nine months ended January 31, 1997 as a result of significant decreases in accounts payable and accrued and other liabilities partially offset by decreases in inventory. The decrease in inventory levels was a result of better inventory management and more conservative purchasing practices. The decrease in accounts payable was the result of significant early pay vendor discounts taken combined with reductions in inventory purchases. The decrease in accrued and other liabilities was primarily the result of payments made against certain acquisition and other reserves.

    During the nine months ending January 31, 1997, the Company used cash of $44.6 million (net of cash acquired) to purchase various businesses and used $12.8 million to make payments on certain long term obligations. During this period, the Company also used cash of $17.0 million for capital expenditures and plans to make additional investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1997.

    The Company currently has a $250 million line of credit under its Financing Program Agreement with IBMCC. At January 31, 1997 the Company had $57.9 million outstanding under this facility of which $46.2 million is included in accounts payable and $11.7 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of January 31, 1997 amounts borrowed under the line of credit bear interest at prime minus 0.50%. The line of credit expires October 31, 1997.

    The Company believes that future cash generated from operations together with its Financing Program Agreement and Securitization Facility will be sufficient to meet its cash requirements through at least fiscal year 1998.

                          PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

    On December 16, 1996, the Company issued 952,491 shares of Common Stock (95,249 of which shares have been deposited into escrow to satisfy certain indemnification obligations) to or for the benefit of the shareholders of Contract Data Services, Inc. ("CDS"), in connection with the merger of CDS with and into a wholly-owned subsidiary of the Company.

    On January 9, 1997, the Company issued 180,000 shares of Common Stock into escrow for the benefit of DCT Systems, Inc., a Minnesota corporation, Niloy, Inc., a Georgia corporation, and NCT Systems, Inc., an Illinois corporation (collectively, "DCT"), in connection with the acquisition of certain inventory and equipment from DCT. Those shares will be released from escrow pursuant to a specified schedule, subject to the satisfaction of certain conditions described in a Servicing and Marketing Agreement between the Company and DCT. DCT also received an advance payment of $4 million in cash as additional consideration for the transferred assets, pending subsequent determination of the value of such assets.

    The transactions described above were unrelated, private transactions effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") contained in Section 4(2) of the Act and/or Regulation D promulgated under the Act. The shares of Common Stock issued in each transaction were sold to a limited number of purchasers, such purchasers were provided with access to all relevant information regarding the Company and/or represented to the Company that they were "accredited investors", as defined under the Act. In addition, each of the purchasers represented to the Company that the shares were purchased for investment purposes only and with no view toward distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS


    Exhibit
      No.       Description
    -------     -----------
     10.1       Stock Option/Stock Issuance Plan, as amended (incorporated herein by reference to Exhibit 10.25 filed with the
                Registration Statement on Form S-1 (Reg. Nos. 333-16307 and
                333-16307-01) filed by the Registrant and Vanstar Financing
                Trust, as declared effective by the Commission on January 15,
                1997)

     10.2 Amendment No. 6 to Second Amended and Restated Financing Program Agreement, dated December 20, 1996, between the Registrant and IBM Credit Corporation (1) (incorporated by reference to Exhibit 10.3)

     10.3 Receivables Purchase Agreement, dated as of December 20, 1996, among Vanstar Finance Co., as Seller, the Registrant, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities, Inc., as Agent (1) (incorporated by reference to Exhibit 10.1)

     10.4 Purchase and Contribution Agreement, dated as of December 20, 1996, between the Registrant and Vanstar Finance Co. (1) (incorporated by reference to Exhibit 10.2)

     10.5 Intercreditor Agreement, dated as of December 20, 1996, among PAR Accounts Receivable Capital Corporation, the Registrant, Vanstar Finance Co. and Nesbitt Burns Securities, Inc. (1) (incorporated by reference to Exhibit 10.4)

     11.1*      Computation of Per Share Earnings

     27*        Financial Data Schedule

    *    Filed herewith

    (1) Incorporated herein by reference to Exhibits with the corresponding number filed with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-16307) filed with the Commission on November 18, 1996.

B.  REPORTS ON FORM 8-K

    During the quarter ended January 31, 1997, the Company filed a Current Report on Form 8-K dated December 26, 1996, reporting the following: (i) under "Item 2. Acquisition or Disposition of Assets," the consummation of the Securitization Facility with PAR and the sale by the Company, through a wholly owned subsidiary, of an undivided interest in certain covered accounts receivable to PAR (the "Sale"), and (ii) under "Item 5. Other Events," a press release covering the Securitization Facility and the Sale.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VANSTAR CORPORATION
                                            [NAME OF REGISTRANT]



Dated: March 13, 1997                       By:  /s/  JEFFREY S. RUBIN
      ----------------                         ------------------------------
                                               Jeffrey S. Rubin,
                                               Vice Chairman, Chief Financial
                                               Officer and Director