Form 10-K
period 1997-04-30
VANSTAR CORP
filed 1997-07-25
CIK 1004939

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K


  (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                        For the fiscal year ended April 30, 1997

                                          OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
              For the transition period from _________ to _________

                            Commission file number: 1-14192

                                  VANSTAR CORPORATION
                (Exact name of Registrant as specified in its charter)

            DELAWARE                                           94-2376431
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                                5964 West Las Positas Boulevard
                                Pleasanton, California  94588
                           (Address of principal executive offices)

Registrant's telephone number, including area code:  (510) 734-4000

Securities registered pursuant to Section 12 (b) of the Act:
          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
   Common Stock, $0.001 par value                New York Stock Exchange
         ("Common Stock")

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 1997 (based on the closing New York Stock Exchange sale price on such date) was $337,945,342 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers or 10% stockholders, some of whom might not be held to be affiliates upon judicial determination.

The number of outstanding shares of Common Stock of the Registrant as of June 30, 1997 was 42,903,179.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III hereof.

                                 VANSTAR CORPORATION
                                  INDEX TO FORM 10-K


                                                                           Page
                                     PART I
 ITEM 1.  BUSINESS                                                           3
 ITEM 2.  PROPERTIES                                                        16
 ITEM 3.  LEGAL PROCEEDINGS                                                 16
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

                                     PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                               17
 ITEM 6.  SELECTED FINANCIAL DATA                                           18
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     21
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       27
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                               45

                                     PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                45
 ITEM 11. EXECUTIVE COMPENSATION                                            45
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    45
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    45

                                     PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K                                                          46

          SIGNATURES                                                        49



                        FORWARD-LOOKING STATEMENTS

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS. THOSE STATEMENTS RELATE TO DIVIDENDS, BUSINESS TRENDS, USES OF FUTURE EARNINGS, SATISFACTION OF FUTURE CASH REQUIREMENTS, FUNDING OF FUTURE GROWTH, ACQUISITION PLANS, AND OTHER MATTERS. THOSE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DISCUSSED HEREIN. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN DEMAND FOR VANSTAR'S PRODUCTS AND SERVICES, CHANGES IN RELATIONSHIPS WITH SIGNIFICANT CUSTOMERS, THE INTRODUCTION OF NEW TECHNOLOGY (WHICH, AMONG OTHER RESULTS, CAN PLACE INVENTORY AT CONSIDERABLE VALUATION RISK) AND SERVICES, CHANGES IN THE LEVEL OF OPERATING EXPENSES, COMPETITIVE CONDITIONS (INCLUDING THE INTENSE PRICE COMPETITION IN VANSTAR'S MARKETS), PRODUCT SUPPLY, AND CHANGES IN RELATIONSHIPS WITH THE KEY VENDORS UPON WHICH VANSTAR DEPENDS. FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE "CERTAIN BUSINESS FACTORS" IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K OR IN ANY DOCUMENT OR STATEMENT REFERRING TO THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

     Vanstar Corporation ("Vanstar" or the "Company") is a leading provider of services and products designed to build, manage and enhance personal computer ("PC") network infrastructures for Fortune 1000 companies and other large enterprises. The Company provides customized, integrated solutions for its customers' network infrastructure needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing PC hardware, network products, computer peripherals and software from many vendors. The Company's services are organized around an integrated model called "Life Cycle Management." Life Cycle Management includes design and consulting, acquisition and deployment, operation and support, and enhancement and migration to support the customers' PC network infrastructure throughout its life cycle. Service delivery is optimized through the proper application of automated systems, highly trained technical personnel and proven, repeatable processes to support the customer's network infrastructure throughout its entire life cycle.

     The Company believes that its customers require increasingly sophisticated PC network systems and support infrastructures yet are constrained by limited technical personnel to design, manage and enhance these infrastructures. Vanstar seeks to satisfy corporate infrastructure requirements while seeking to minimize its customers' internal staff requirements and systems development risk. Vanstar enhances the delivery of its services and products with automated systems, such as the Vanstar Aviator and Navigator, and with process methodologies, such as Horizon, to analyze, design and manage its customers' PC network infrastructures more effectively. The Company's goal is to help customers reduce the total cost of technology ownership, increase productivity and reduce the risks of migrating to new technologies.

     The Company's current capabilities were developed internally and through acquisitions. These strategic acquisitions included: (i) the acquisition from 1990 through 1992, of 23 of the Company's franchisees, operating in 33 major United States metropolitan markets; (ii) the 1991 acquisition of NYNEX Business Centers; (iii) the 1992 acquisition of the Customer Services Division of TRW, Inc.; (iv) the 1996 acquisition of the western and southwestern regions of the Dataflex Corporation; (v) the 1996 acquisition of Mentor Technologies, Ltd; and (vi) the 1996 merger with Contract Data Services, Inc. (then doing business as "National Technology Group").

     The Company was incorporated in September 1987 under the name "ComputerLand Corporation" following the acquisition by William Y. Tauscher, Warburg, Pincus Capital Company, L.P. and Richard H. Bard of the majority of the capital stock of the Company's predecessor, IMS Associates, Inc. ("IMS"). IMS was merged with the Company after such acquisition. At that time, the Company operated and franchised computer retail stores in the United States.

     In 1994, the Company sold its remaining United States franchise business to Merisel FAB, Inc., a wholly-owned subsidiary of Merisel Inc., adopted the name Vanstar, and changed its fiscal year end from September 30 to April 30.

INDUSTRY

     Client/server computing has grown dramatically for large businesses in recent years as PC, software, and network technologies have improved and end users have demanded more and easier access to data and applications. The shift to client/server has placed tremendous strain on large corporations, who must buy, install, maintain, and upgrade networks that link potentially thousands of PCs.

     The Company believes many corporations are eager to implement the most advanced computer technologies in an effort to increase productivity and profitability. However, today's chief information officers are faced with limited resources and the challenge of designing new networks, integrating the latest technologies, migrating to new systems and training new end users.

     For these reasons, decisions regarding outsourcing are among the most strategic that can be made by an organization. Large organizations are looking to distributed computing technology to improve their competitive position. They are seeking assistance in transforming and re-engineering their businesses to take advantage of new technologies. They also recognize that these new technologies require infrastructures that need to be managed differently from traditional mainframe systems.

     The Company believes business technology buying has matured and corporate customers have become more knowledgeable about integrating new technologies and how to get the most for their business out of the new technologies. Rather than rushing out to purchase and install new systems, they are carefully considering their business goals and how technology can help them achieve those goals. Companies are seeking the services of full-service information technology service providers who can evaluate their current PC networking systems as well as design a system that will help them meet business goals now and in the future.

     The Company believes that many companies are realizing that they lack the systems and expertise to effectively manage enterprise PC networks. Developing this capability is expensive, technically complex and time-consuming. Many corporations find themselves struggling with patchwork solutions and they lack the in-house expertise to do the job. It is by definition not their core competency. They cannot run their businesses without cost-effective, robust, reliable PC networks; however, in order to stay competitive they cannot take their focus or development resources away from key areas of their core business.

     The Company believes that no other company in the marketplace today offers customers the same range of integrated PC network solutions and highly-trained technical personnel and business technology consultants as Vanstar. Many service providers, including systems integrators, consulting firms and those emerging from the traditional mainframe environment, offer limited services, lack the capacity to support large widespread enterprises, or focus primarily on non-infrastructure services. Value-added resellers typically have a regional focus or do not offer a broad line of products and services. They often are too small to service the complex network requirements of the large multi-site customer.

     The Company believes that the key criteria which businesses consider when evaluating PC network integration service providers include the provider's ability: (i) to deliver one integrated solution (incorporating highly-qualified technical personnel) spanning the PC network life cycle;
(ii) to supply multi-vendor network products customized to specific end-user demands; and (iii) to provide services on a national and international basis.

THE VANSTAR SOLUTION

     Vanstar's product and service offerings span the life cycle of the PC network infrastructure. The Company provides customized, integrated solutions for the network infrastructure needs of its customers by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing products from a variety of vendors. The Company believes that a single source solution enables customers to use fewer vendors and provides tighter integration resulting in lower costs, minimized risk, and greater management control. Vanstar's Life Cycle Management services include design and consulting, acquisition and deployment, operation and support, and enhancement and migration. Vanstar has built substantial resource depth in all service areas and offers its integrated services on a nationwide basis.

     The Company believes that its customers are demanding increasingly sophisticated PC network systems and support infrastructures yet have limited technical personnel to design and maintain these infrastructures. Vanstar seeks to deliver comprehensive network infrastructure solutions while minimizing its customers' internal staff requirements and systems development risk. Vanstar enhances the delivery of its services and products with automated systems that utilize open architecture and are expandable. The Company believes that significant efficiency can be gained by capturing data at the point of origin and controlling that data throughout the life cycle. Vanstar also uses automation to give its customers greater control over order management and provision of services. The Company's automated systems permit direct links between the customer and the Company, which the Company believes results in more efficient and faster delivery of products and services at a lower overall cost. For example, the Vanstar Aviator, the Company's web-based product procurement system, provides an easy-to-use customer interface for self-service order management. The Vanstar Aviator connects to Vanstar's Cockpit, which provides the Company's customer service representatives with real-time product availability, pricing and customer-specific account information. Another example is Vanstar's NOVA system, a service delivery system being implemented by the Company for the management of many of the Company's services: help desk, dispatch, repair, installation, moves/adds/changes and asset management. NOVA is designed to reduce costs, to improve billing procedures to capture additional revenue, and to improve resource utilization in delivering the Company's support services.

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

LEVERAGE ITS BROAD CUSTOMER BASE

     Vanstar has approximately 260 current customers who purchased products and services totaling at least $1.0 million during fiscal year 1997. Preserving and enhancing its relationship with these customers is the Company's first priority. In support of this effort, the Company maintains its StarBase Account Management system. StarBase is an extensive database of customer information which is integrated with external data to pinpoint opportunities for the Company.

DEVELOP AND ENHANCE VALUE-ADDED SERVICES

     The Company believes that opportunities exist to increase its operating margins by increasing the range of value-added services that it currently offers its customers. According to a report by Donaldson, Lufkin & Jenrette, the market for outsourced PC network services is expected to grow at a compound annual rate of approximately 16%. These services are typically sold at higher margins than more traditional services, such as product procurement or repair and maintenance. Vanstar has developed expertise and solutions in a number of value-added market segments, has established four National Consulting Practices focused on emerging technologies and will continue to develop new services using its Horizon development methodology. The Company also works with its suppliers, many of which provide leading technologies, to develop new services. For example, Vanstar provides services to integrate Microsoft Windows NT and Intel Pentium-class systems and deploy Computer Associates' Unicenter TNG network management solutions into Vanstar's customers' environments. The Company believes its relationship with Microsoft and Intel enhances its knowledge base and expertise.

     Vanstar continually evaluates and pursues opportunities to acquire technology and other resources that will enhance and extend the reach of its value-added service offerings.

EXPAND ITS WORLDWIDE SERVICE CAPABILITIES

     The Company believes that in addition to being in all major United States markets, it must also expand its global offerings. To expand its global presence, the Company utilizes a program that overlays Vanstar's systems and processes onto the service delivery and product distribution capabilities of Groupe Bull, a European-based global computer and computer services company, and Ingram Micro, an international computer products distributor. This integrated program provides Vanstar's U.S. based multinational customers a common management interface covering Vanstar performed services in the United States or services from Vanstar or its alliance partners in other countries.

MAINTAIN A FOCUSED ACQUISITION STRATEGY

     In order to maintain its position as a leading provider of PC network infrastructure solutions to large businesses, the Company believes that expansion through acquisitions, as well as internal growth, will be necessary. Accordingly, the Company has consummated and expects to continue to pursue the acquisition of companies that sell products and services that either complement or expand its existing business.

PRODUCTS AND SERVICES

     Vanstar combines a full suite of products and services to deliver custom, integrated solutions for the PC network infrastructure requirements of its customers. The Company combines value-added services with its expertise in sourcing and distributing products from a variety of vendors to provide network integration solutions. The Company's services are organized around an integrated model called "Life Cycle Management". Life Cycle Management includes design and consulting, acquisition and deployment, operation and support, and enhancement and migration to support the customers' PC network infrastructure throughout its life cycle. The Company offers each service as a discrete service or as part of an integrated Life Cycle Management program. The Company believes that proper planning and management are essential to providing quality service and to attaining customer satisfaction. Through planning and management, the Company seeks to optimize solutions at any point in the PC network life cycle.

     Vanstar delivers technology services through its four primary service organizations: Professional Services, Life Cycle Services, Product Services and Education Services. The Company's Professional Services Organization focuses on delivering solutions to help customers implement new network infrastructures and migrate to new technologies. The Life Cycle Services organization provides services to support day-to-day operations in customer's existing IT environments. Vanstar's Product Services group supports both Life Cycle Services and the Professional Services Organization by providing technology product procurement, configuration, and distribution services.
The Company's Education Services group focuses on increasing end-user productivity by providing technology skills assessment and training services.

VANSTAR SERVICE ORGANIZATION     FOCUS                              SERVICES
-----------------------------------------------------------------------------------------------
Professional Services            New network infrastructures          -Design and Consulting
                                 and migrations to new technology     -Enhancement & Migration
-----------------------------------------------------------------------------------------------
Life Cycle Services              Day-to-day IT operations             -Operation & Support
-----------------------------------------------------------------------------------------------
Product Services                 Product purchase & configuration     -Acquisition & Deployment
-----------------------------------------------------------------------------------------------
Education Services               End-user productivity                -Education Consulting
                                                                      -Training
-----------------------------------------------------------------------------------------------


DESIGN AND CONSULTING SERVICES

     Vanstar offers network design and consulting services that address the PC network life cycle. For network design, the Company uses a five-step methodology to assist customers in selecting, designing, planning and executing network projects: discovery, current state definition, requirements definition, solution design, and implementation planning. The Company employs national consulting practices including Business Solutions Consulting, Microsoft Platforms, Network Design, and Program and Project Management. Other teams have expertise in process-mapping and re-engineering for outsourcing PC life cycle management, asset management and disaster recovery planning.

ACQUISITION AND DEPLOYMENT SERVICES

     Vanstar's network deployment services include product procurement, configuration, distribution, installation, cabling and connectivity.

     The Company sources PCs, servers, network products, computer peripherals and software to equip the network environment. The Company provides products from over 700 vendors, including Compaq Computer Corporation, International Business Machines Corporation ("IBM"), Hewlett-Packard Company, Apple Computer, Inc., Sun Microsystems, Inc., Microsoft, Novell, Inc., Lotus Development, Cisco Systems, 3Com Corporation and Bay Networks, Inc. The Company is authorized to sell a wide variety of network products, including servers, desktop and mobile systems, bridges, routers, hubs and concentrators, operating systems, applications, groupware and electronic mail products. Vanstar provides a single point of contact for customers to place and track all product orders. The Company's customer support groups in Indianapolis, Indiana and Pleasanton, California provide complete order management services from quotation to order processing, order tracking and fulfillment.

     Vanstar has centralized its configuration and distribution facilities in two highly automated distribution centers located in Indianapolis, Indiana and Livermore, California. In June 1997, the Company completed the construction of a new 415,000 square foot distribution and manufacturing center in Indianapolis. The Company's distribution facilities handle product receiving, warehousing, central configuration, testing, order handling and shipping. The Company ensures timely and reliable network equipment integration by providing and coordinating a number of deployment services such as set-up, installation, cabling, server connection and testing.

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

     The Company offers repair and maintenance services, including extended warranty service, depot repair and preventive maintenance. These services are designed to minimize product failures and to extend the useful life of equipment. On all products for which the Company is authorized to provide warranty coverage, the Company offers its customers extended warranty service on standard manufacturer configurations and optional components, up to 24 hours per day, 365 days per year, anywhere in the United States within 100 miles of any of Vanstar's approximately 90 service locations.

     The Company offers a single point of contact ("SPOC") service to provide seamless integration and fulfillment of customer's needs for technology products, services, training and support. Customers' end users call one toll-free number for all of their PC needs, whether they require assistance with operating a PC application, ordering new hardware or software, installing/upgrading hardware or software, operating a mainframe application or establishing a network connection. The SPOC coordinates all of the operations and support services provided to Vanstar customers through a single focal point, with the goal of reducing the total cost of PC/LAN ownership, reducing the risk of deploying new technology, increasing end-user productivity and increasing end-user satisfaction. SPOC can include any of the following services - help desk, installs, moves, adds and changes ("IMAC") activities, system maintenance, procurement management, asset management, training and network management.

     The Company has also developed a network operations center, to provide the technology infrastructure to deliver remote network and systems management services, aimed at helping customers reduce the total cost of ownership for networked PCs, improve end user productivity and reduce technology deployment risk. The network operations center provides remote management to actively monitor customer networks for optimal performance, manage storage requirements and network capacity, manage standard PC configurations across the network, manage electronic distribution of software, and provide network security monitoring and administration.

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

ENHANCEMENT AND MIGRATION SERVICES

     The Company offers enhancement and migration services to optimize the use of information technology by its customers and reduce the cost and disruption of changing technology platforms. The Company's tools and methods can migrate the customer to new hardware and software platforms. Developed under Horizon, Vanstar's development methodology, and managed using Lotus Notes, these comprehensive tool kits detail the full life cycle processes and procedures for planning and implementing a migration project. Two of the Company's programs help customers migrate to Windows 95 and Windows NT.

EDUCATION SERVICES

     The Company bases its education and training services on a consultative methodology that effectively assesses the customer's business environment and the skill sets of each user to identify training needs for critical applications in each area of the business. The Company then utilizes traditional as well as innovative training methods, training facilities and certified instructors to deliver the appropriate training for each student. Vanstar is a Microsoft Authorized Technical Education Center, providing training for Microsoft Windows 95, Windows NT, and BackOffice.

RECENT ACQUISITION

     On July 7, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider which reported revenues of approximately $150 million for its fiscal year ended September 30, 1996. The purchase price was approximately $46.0 million, including net liabilities of approximately $11.0 million, subject to certain post-closing adjustments, and a contingent payment of 500,000 shares of Common Stock, based upon the future financial performance of the acquired business. The acquisition is expected to expand Vanstar's technology services into the U.S. Federal Government markets which are experiencing high-growth demand for IT services as a result of the recent adoption of commercial-based IT practices.

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

AUTOMATED SYSTEMS

     Vanstar has invested significant resources automating its internal service delivery systems and developing electronic links between the Company's systems and its customers' systems. The Company believes that these systems reduce costs, enhance service quality and improve reporting. The automated systems include the Vanstar Aviator, Cockpit, Distribution Center Management System ("DCMS"), FLEX and Tracker, and NOVA. The Company uses electronic links, including Electronic Data Interchange, to connect to customers' systems.

    - VANSTAR AVIATOR. The Vanstar Aviator is an order management system designed to give customers access to information about products available from the Company. The Vanstar Aviator is a web-based system which provides customers with detailed information on product pricing and availability, and can generate quotes, purchase orders, order status, invoice history, on-line help and toll-free telephone support. With the Vanstar Aviator, customers can place and track orders themselves.

    - COCKPIT. Vanstar's customer service representatives use the Company's order management system, called "Cockpit," to generate quotes and to enter and track product orders. Cockpit provides real-time product availability and pricing information, and maintains detailed, customer-specific account information, including account history, standard product configurations, special pricing, locations, authorized purchasing personnel and credit limits.

    - DCMS, FLEX AND TRACKER. DCMS and its FLEX systems operate the Company's automated distribution and configuration centers located in Indianapolis, Indiana, and Livermore, California. DCMS and FLEX manage the flow of orders through the distribution process and provide the on-line information necessary to configure systems to customers' standards. Operating on a LAN, DCMS assigns a unique barcode fingerprint to each SKU as it arrives. Warehouse staff use radio frequency, hand-held devices to manage and track the movement of product orders through the centers. Vanstar's Tracker system tracks each package from the warehouse to the customer site. Vanstar's distribution centers are collocated with Federal Express depots. The Company's systems are integrated with Federal Express' systems, providing complete point-to-point delivery and tracking.

    - NOVA. Vanstar is in the process of implementing NOVA, a service delivery system for the management of its SPOC, dispatch, repair, installation, moves/add/changes and asset management service offerings. NOVA's resource allocation system is designed to insure that the appropriate technical personnel are available to respond to customer service calls. Service calls placed by customers are received through Vanstar's First Touch program. NOVA automatically determines which field engineer is available and sends all relevant customer information to the field engineer through a field computing device via radio. NOVA is backed by more than 50 strategic parts stocking locations in the United States; spare parts can be delivered the same day or shipped overnight to either the customer location or the field service engineer. The Company believes that NOVA will result in increased customer network uptime, more accurate matching of parts and field service engineer skills to service needs, more accurate and comprehensive information management, and lower costs.

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

TECHNICAL PERSONNEL

     Vanstar deploys over 4,100 technical professionals in the United States. The Company intends to continue to expand its staff of technical professionals. The technical personnel are both client dedicated and centrally dispatched, and provide service on either a contract basis or a project basis. The Company is also developing groups of technical professionals who specialize in the areas of operations, methods and practices, process management and consulting. The Company's Professional Services Organization recently established a group of four national consulting practices staffed with high-end consultants focused on emerging technologies. The Company's engineering staff is certified in the major network operating systems and has experience with LAN and WAN networking products and protocols. The Company supports major network operating systems, including Microsoft Windows NT and BackOffice, Novell NetWare, IBM LAN Server and AppleShare.

CUSTOMERS

     The Company's broad customer base of primarily Fortune 1000 companies and other large enterprises includes the following, all of which purchased products and services in excess of $1.0 million during the 12 months ended April 30, 1997 from the Company:

CUSTOMER NAME                                      INDUSTRY
-------------                                      --------
American Express Corporation                       Credit Services
American Greetings Corporation                     Manufacturing
Autodesk Inc.                                      Software
Blue Cross/Blue Shield                             Insurance
BellSouth Corporation                              Telecommunications
Charles Schwab and Company Inc.                    Financial Services
Chevron                                            Oil/Gas
Cigna Corporation                                  Insurance
Delta Airlines                                     Airline
Duke Power Company                                 Utility
Federal Express Corporation                        Transportation
Glaxo, Inc.                                        Pharmaceuticals
Hoechst Celanese Corporation                       Chemicals
Hoffmann-La Roche Inc.                             Pharmaceuticals
International Business Machines Corporation        Computers
International Paper Company                        Forest Products
Lehman Brothers Inc.                               Financial Services
Liberty Mutual Insurance Group                     Insurance
Lotus Development Corporation                      Software
MCI Communications Corporation                     Telecommunications
Microsoft Corporation                              Software
Motorola Inc.                                      High Technology
Owens-Corning Fiberglas Corporation                Manufacturing
Praxair Inc.                                       Manufacturing
Sedgwick James Inc.                                Insurance
Signet Banking Corp.                               Financial Services
Sony Music Entertainment Inc.                      Entertainment
State of New Jersey                                State Government
Sybase Inc.                                        Software
The Equitable Companies Inc.                       Insurance
United Technologies Corporation                    Aerospace and Manufacturing
UNUM Corporation                                   Insurance

     Vanstar markets its PC network services by targeting executives of large enterprises who have information technology decision-making authority. As of April 30, 1997, the Company's domestic sales network consisted of more than 800 field sales and inside service representatives. Vanstar's direct sales force is comprised of account managers and technical sales personnel. Vanstar's account management force is responsible for prospecting new business, maintaining and expanding relationships with current customers, and ensuring customer satisfaction. Technical sales personnel provide the technical expertise to support and supplement the sales effort. To improve sales productivity, Vanstar equips its sales organization with sales force automation tools that provide them with a complete suite of marketing and account management tools. These tools reduce the sales representatives' physical dependence on the branch offices, allowing Vanstar to operate a "virtual office" environment while sharing information across multiple departments.

CERTAIN BUSINESS FACTORS

SIGNIFICANT FLUCTUATIONS IN REVENUES AND OPERATING RESULTS

     The Company's quarterly and annual revenues and operating results have varied significantly in the past and are likely to continue to do so in the future. Revenues and operating results may fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies offering improved features, the introduction of new services by the Company and its competitors, changes in the level of operating expenses, the timing of major service projects, inventory adjustments, competitive conditions and economic conditions generally. In particular, the Company's operating results are highly sensitive to changes in the mix of the Company's product and service revenues, product margins and interest rates. Further, the purchase of the Company's products and services generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization.
For these and other reasons, the Company's operating results are subject to a number of significant risks over which the Company has little or no control, including customers' technology life cycle needs, budgetary constraints and internal authorization reviews. In addition, the Company historically has experienced significant revenue fluctuations because of shortages of supply from certain vendors. Shortages of supplies from vendors have previously occurred due primarily to credit limitations placed on the Company. Future limitations of credit by vendors could have a material adverse effect on the Company. In addition, the general availability of certain products, particularly state of the art computing and data communications products, is occasionally restricted. While the Company has not historically experienced significant product supply shortages, other than due to credit restrictions as described above, any such shortages in the future could have a material adverse effect on the Company. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

SUBSTANTIAL INDEBTEDNESS AND FIXED OBLIGATIONS; DEPENDENCE ON IBMCC; INTEREST RATE SENSITIVITY

     The Company's business requires significant working capital to finance product inventory and accounts receivable. Until recently, the Company has primarily funded its working capital requirements through its financing program agreement with IBMCC (the "Financing Program Agreement"). As part of the Company's refinancing plan, the Company used an aggregate of $300.7 million from its offering of Convertible Preferred Securities (as defined herein) and the Securitization Facility (as defined herein) to reduce the Company's outstanding indebtedness under the Financing Program Agreement. At April 30, 1997, the outstanding principal balance under the Financing Program Agreement was approximately $171.4 million, out of a total of $250 million in available credit. Borrowings under the line of credit are secured by certain assets of the Company, including accounts receivable, inventory and equipment. The line of credit is currently available through October 31, 1997. IBMCC may terminate the Financing Program Agreement at any time upon 90 days' notice to the Company. In the event of such termination, the outstanding borrowings under the Financing Program Agreement mature at the end of the term of the line of credit. There can be no assurance that IBMCC will continue to finance the Company's operations, or if such financing is not continued, that the Company will be able to secure additional debt financing.

     Effective December 20, 1996, the Company established a revolving funding trade receivables securitization facility (the "Securitization Facility"), which provides the Company with up to $175 million in available credit. In connection with the Securitization Facility, the Company sells, on a revolving basis through a wholly-owned subsidiary, an undivided interest in certain of its trade receivables ("Pooled Receivables"). As of April 30, 1997, the gross proceeds of those sales totaled $172.8 million. The majority of those proceeds were used to reduce the Company's outstanding indebtedness under the Financing Program Agreement. The remaining availability under the Securitization Facility is used, among other purposes, to provide working capital.

     The Company currently has substantial fixed obligations (including indebtedness) in relation to its stockholders' equity and there can be no assurance that the Company's operating results will be sufficient for payment of all of its fixed obligations. The degree to which the Company is leveraged could have important consequences including the following: (i) the Company's ability to obtain other financing in the future may be impaired;
(ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; and
(iii) a high degree of leverage may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company's ability to make scheduled payments on or to refinance its indebtedness (to the extent not restricted pursuant to the terms thereof) depends on its financial and operating performance, which is subject to prevailing economic conditions and to financial, business and other factors beyond its control.

RESTRICTIVE COVENANTS

     The Financing Program Agreement with IBMCC contains significant financial covenants. The Company's ability to meet such covenants is dependent on its financial and operating performance, which is subject, at least in part, to prevailing economic conditions and to financial, business and other factors beyond its control. There can be no assurance that financial results that comply with the restrictive covenants and financial tests in the Financing Program Agreement will be achieved, and the Company's inability to satisfy these covenants, if not waived by IBMCC, could result in a default under such financing arrangement. In the event of such a default, IBMCC could elect to declare all amounts borrowed, together with accrued and unpaid interest, due and payable. If the Company were unable to pay such amounts, IBMCC could proceed against any collateral securing the obligations due to it. If such indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and other indebtedness of the Company.

DEPENDENCE ON AND NEED TO RECRUIT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL

     The Company's success depends to a significant extent on its ability to attract and retain key personnel. In particular, the Company is dependent on its senior management team and technical personnel. The Company has significantly expanded its technical staff. The Company employs over 4,100 technical professionals and has expanded its systems engineering force significantly in recent years. Competition for such technical personnel in intense and no assurance can be given that the Company will be able to recruit and retain such personnel. The failure to recruit and retain management and technical personnel could have a material adverse effect on the Company's growth, revenues and results of operations.

MANAGEMENT OF EXPANDING OPERATIONS AND INCREASED SERVICE FOCUS

     The Company's growth resulting from expanding operations and acquisitions has placed significant demands on the Company's management, operational and technical resources. Furthermore, the Company has increased the focus of its business operations on the provision of professional and life cycle services. Such growth and increased service focus are expected to continue to challenge the Company's sales, marketing, technical and support personnel and senior management. The Company's future performance will depend in part on its ability to manage expanding domestic and international operations and to adapt its operational systems to respond to changes in its business. In particular, the Company's success will depend on its ability to attract, retain and train adequate numbers of technical field personnel and effectively integrate any acquired business operations. The failure of the Company to manage its growth and increased service focus effectively or to train its technical field personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's product and service offerings are characterized by rapidly changing technology and frequent new product and service offerings. The introduction of new technologies can render existing products and services obsolete or unmarketable. The Company's continued success will depend on its ability to enhance existing products and services and to develop and introduce, on a timely and cost-effective basis, new products an services that keep pace with technological developments and address increasingly sophisticated customer requirements. There can be no assurance that the Company will be successful in identifying, sourcing, developing and marketing product and service enhancements or new products and services that respond to technological change, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of product and service enhancements or new products and services, or that its product and service enhancements and new products and services will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's business, financial condition and results of operations could be materially adversely affected if the Company were to incur delays in sourcing and developing product and service enhancements or new products and services or if such product and service enhancements or new products and services did not gain market acceptance. In addition, the Company has developed proprietary automated systems to enhance the delivery of its services. No assurance can be given that the Company's automated systems will function as anticipated, will result in lower costs to the Company or its customers or will not be rendered obsolete as a result of technological change.

DEPENDENCE ON KEY VENDORS AND PRODUCT SUPPLY

     A significant portion of the Company's operating revenue is derived from sales of PC network hardware, peripherals and software, including products of various major vendors. The Company's agreements with those vendors from which it purchases products directly generally contain provisions for periodic renewals and for termination by the vendor without cause, generally upon relatively short notice. The loss of a major vendor, the deterioration of the Company's relationship with a major vendor or the failure of the Company to establish good relationships with major new vendors as they develop could have a material adverse effect on the Company's business. As is typical in its industry, the Company receives credits from most of its vendors for marketing development funds, which are used to offset a portion of the Company's sales and marketing expense. Any change in the provision of these credits could materially adversely affect the Company's operating results. The Company is also dependent, in part, upon vendor financing for working capital requirements. The failure of the Company to obtain vendor financing on satisfactory terms and conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

     The personal computer industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. In addition, certain vendors have initiated new channels of distribution that increase competition for the available product supply. The Company has experienced product supply shortages in the past and expects to experience such shortages from time to time in the future. Failure to obtain adequate product supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

INVENTORY MANAGEMENT

     The personal computer industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Although it is industry practice for the Company's suppliers to provide price protection to the Company intended to reduce the risk of inventory devaluation, such policies are subject to change. The Company also has the option of returning, subject to certain limitations, a percentage of its current product inventories each quarter to certain manufacturers as it assesses each product's current and forecasted demand. The amount of inventory that can be returned to suppliers varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that suppliers will continue such policies, that unforeseen new product developments will not materially adversely affect the Company or that the Company can successfully manage its existing and future inventories.

CONCENTRATION OF REVENUES

     No single customer accounted for more than 10% of the Company's revenue during fiscal year 1997. However, during fiscal 1997, the Company derived approximately 54% of its revenues from its 50 largest customers. To the extent that the Company is successful in expanding its relationship with new and existing customers among large enterprises such as the Fortune 1000, its revenues may become more concentrated. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a deterioration in the financial condition of any of its principal customers could expose the Company to the possibility of large accounts receivable write-offs, which could materially adversely affect the Company's financial condition and results of operations.

ACQUISITIONS

     As part of its growth strategy, the Company pursues the acquisition of companies that sell products and services that either complement or expand its existing business. As a result, the Company continually evaluates potential acquisition opportunities, some of which may be material in size and scope. The Company has recently consummated a number of such acquisitions. Acquisitions, including those recently consummated, involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the incorporation of acquired products and services into the Company's offerings, adverse short-term effects on the Company's operating results, the amortization of acquired intangible assets, the loss of key employees and the difficulty of presenting a unified corporate image. There can be no assurance that the Company's acquisitions can be integrated into the Company's operations successfully.

     The Company intends to actively pursue existing and future acquisition opportunities. No assurance can be given that the Company will have adequate resources to consummate any acquisition, that any acquisition by the Company will or will not occur, that if any acquisition does occur it will not materially adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company's ability to consummate acquisitions will be limited by the availability of attractive candidates at appropriate terms, the Company's capital resources and prevailing economic and market conditions.

PROTECTION OF INTELLECTUAL PROPERTY

     The Company seeks to protect its proprietary software, systems and processes through copyright, trademark and trade secret laws and contractual restrictions on disclosure and copying. Despite such measures, it may be possible for unauthorized third parties to copy aspects of the Company's software, systems and processes or to obtain and use information that the Company regards as proprietary. In addition, no assurance can be given that the protective measures taken by the Company will be sufficient to preclude competitors from developing competing or similar proprietary software, systems and processes.

COMPETITION

     The markets in which the Company operates are characterized by intense competition from several types of technical service providers, including mainframe and mid-range computer manufacturers and outsourcers entering the PC services marketplace. These include Digital Equipment Corporation Multi-Vendor Services, Electronic Data Systems Corporation, Hewlett-Packard Company Multi-Vendor Services and IBM Global Services. Other competitors include VARs, systems integrators and third-party service companies, such as CompuCom Systems, Inc., DecisionOne, Entex Information Services, GE Information Technology Services, InaCom Corp., MicroAge, Inc. and Technology Service Solutions. The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of the Company's current and potential competitors may have greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than the Company.

EMPLOYEES

     As of May 1997, the Company had approximately 6,000 employees.   The
Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

     Certain information about the Company's executive officers is provided below.

     William Y. Tauscher, age 47, became Chairman of the Board of the Company in September 1987 and Chief Executive Officer in September 1988. He was President from September 1988 to July 1995. Prior to September 1988, Mr. Tauscher was Chairman of the Board, President and Chief Executive Officer of FoxMeyer Corporation, a wholesale pharmaceutical distributor and franchisor which he co-founded in 1978 and a subsidiary of National Intergroup, Inc., a diversified holding corporation.

     Jay S. Amato, age 37, became President and Chief Operating Officer in July 1995 and a director in December 1995. From January 1993 until July 1995, he was Senior Vice President and President, North America Operations of the Company. From June 1991 until January 1993, Mr. Amato was Senior Vice President, Major Market Operations of the Company, and from April 1989 until June 1991, he was Vice President of Business Development of the Company. Mr. Amato previously held various management positions at The Computer Factory, Inc.

     Richard N. Anderson, age 40, became Senior Vice President Sales in December 1993. He was Vice President, Field Sales from October 1992 until December 1993. From July 1991 to October 1992, Mr. Anderson was an Area Director for the Company, responsible for sales in the New England area. From December 1983 until July 1991, he was a founder and Chief Operating Officer of New England Computer Corporation, which had been one of the largest Company franchisees. Prior thereto, Mr. Anderson was a Financial Systems Consultant for Digital Equipment Corporation.

     Kauko Aronaho, age 58, became Senior Vice President and Chief Financial Officer in June 1997. He worked as an independent consultant in the technology industry from June 1996 to June 1997. From August 1995 to June 1996, Mr. Aronaho was the President of SHL Computer Innovations, Inc., a Canadian provider of products and services to build and manage computer networks. He was Senior Vice President and Chief Financial Officer of SHL Computer Innovations, Inc. from 1989 to August 1995.

     H. Christopher Covington, age 47, became Senior Vice President, General Counsel and Secretary in August 1994. From April 1993 until August 1994, he was Vice President. From November 1990 until April 1993, Mr. Covington was Assistant General Counsel and Assistant Secretary of the Company. From January 1988 until November 1990, he was a partner in the law firm of Hardin, Cook, Loper, Engel & Bergez.

     Chris M. Laney, age 40, became Senior Vice President Networking Services in July 1995. From July 1993 until July 1995, he was Vice President Networking Services. From April 1992 until July 1993, Mr. Laney was Western Regional Director of Networking Services. From October 1989 until April 1992, he was Director of Networking Services for Dataphaz, Inc., which had been a Company franchisee.

     Ahmad Manshouri, age 56, became Senior Vice President and General Manager Product Operations in July 1995. He was Senior Vice President, Purchasing and Vendor Management from January 1993 until July 1995. From July 1992 until January 1993, Mr. Manshouri was a Vice President of the Company. Prior thereto, he was the founder and Vice President of Infomax, Inc., which had been one of the largest Company franchisees.

ITEM 2.  PROPERTIES

   The Company leases office space for its headquarters in Pleasanton, California, under a lease expiring in January 1998. The Company leases a new 415,000 square foot distribution center in Indianapolis, Indiana. The lease on the new facility will expire in April 2007. In addition, the Company leases a 192,000 square foot distribution center and a 29,000 square foot return center in Livermore, California, a 52,000 square foot repair facility in Wharton, New Jersey, and various office space near Atlanta, Georgia. The lease for the Livermore, California, distribution center expires in September 1999, subject to two five-year options to renew held by the Company; the lease for the Livermore, California, return center expires in September 1999; the lease for the Wharton, New Jersey, premises expires in March 2004, subject to one five-year option to renew held by the Company; and the lease for a portion of the Atlanta premises expires in May 1998 with the leases covering the remainder of the Atlanta premises expiring in 1999. The Company leases other properties that it does not consider material to its operations. The Company believes that its facilities are suitable and adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

  On July 3, 1997, a trust claiming to have purchased shares of the Common Stock filed suit in Superior Court of the State of California, County of Santa Clara, against the following persons or entities: the Company, certain directors and officers of the Company; the Company's principal stockholder, Warburg Pincus Capital Company, L.P. and certain of its affiliates; and Robertson Stephens & Co., Alex. Brown & Sons, Inc. and The Robinson-Humphrey Company, Inc., each of which served as an underwriter in the Company's initial public offering in March 1996. The plaintiff also seeks class action status under California law and purports to represent a class of purchasers of the Common Stock between March 11, 1996 and January 23, 1997. In its original complaint, the plaintiff purports to state three causes of action under California law, alleging generally, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiff, as a holder of the Common Stock, suffered damage as a result thereof. The plaintiff seeks compensatory and punitive damages in an unspecified amount, together with other relief. The suit is entitled David T. O'Neal Trust, Dated 4/1/77, v. Vanstar Corporation, et al., Case No. CV767266. The Company believes that the plaintiff's allegations are without merit and intends to defend the suit vigorously.

  Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended April 30, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   The Common Stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "VST" on March 11, 1996. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the NYSE since March 11, 1996.

                                              HIGH         LOW
                                              ----         ---
Fiscal Year Ended April 30, 1997:
   Fourth Quarter                        $  16 1/2       $  6 1/2
   Third Quarter                            28 1/4         13 3/4
   Second Quarter                           29 3/4         15 3/4
   First Quarter                            17 3/8         12 1/4
Fiscal Year Ended April 30, 1996:
   Fourth Quarter (March 11, 1996
     through April 30, 1996)                15 5/8          9

   As of June 30, 1997, there were 383 holders of record of the Common Stock.

   The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business. The Company's Financing Program Agreement with IBM Credit Corporation ("IBMCC") limits the Company's ability to declare or pay cash dividends on the Common Stock. In addition, the Indenture relating to the Company's 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") gives the Company the right to defer interest payments on the Debentures. If the Company exercises that interest payment deferral option, then during any deferral period, the Company may not declare or pay dividends on, or make distributions with respect to, the Common Stock, except dividends or distributions in shares of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

  The selected consolidated annual financial data presented below was derived from the Company's audited consolidated financial statements. This selected consolidated annual financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                        SEVEN
                                                    FISCAL YEAR ENDED                   MONTHS        FISCAL YEAR ENDED
                                                       APRIL 30,                        ENDED            SEPTEMBER 30,
                                           ------------------------------------        APRIL 30,     --------------------
                                           1997            1996            1995          1994        1993            1992
                                           ----            ----            ----          ----        ----            ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Revenue                             $  2,178,566     $1,804,813     $1,385,392     $  586,514   $1,099,813     $ 787,798
   Gross margin                             313,964        244,927        210,538         97,002      178,024        91,280
   Operating income (loss)                   68,279         43,047         28,127           (434)      (3,296)      (76,272)
 Income (loss) from
  continuing operations (1)                  35,138          8,053          1,268         (6,969)     (18,751)      (54,228)

 Net income (loss)                           29,994         17,247          1,268         44,505       (4,246)      (51,967)
     Income (loss) from
      continuing operations per
      share (2)                                0.69           0.23           0.04          (0.24)       (1.89)        (5.54)
 Primary and fully diluted
  earnings (loss) per share (2)        $       0.69     $     0.50     $     0.04     $     1.52   $    (0.68)    $   (5.33)


                                                                 APRIL 30,                              SEPTEMBER 30,
                                           --------------------------------------------------        -------------------
                                           1997            1996            1995          1994        1993            1992
                                           ----            ----            ----          ----        ----            ----
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
   Total assets                        $ 758,643        $ 803,365       $ 705,295      $ 610,458    $ 576,279     $ 700,035
   Short-term borrowings                  74,402                -               -        262,783      194,660       227,692
 Current maturities of long-term debt      4,785            1,759           7,685         12,788       23,190        14,898
 Long-term debt, less current
   maturities                              5,946          293,007         337,750          6,732       13,017        32,219
 Company-obligated mandatorily
   redeemable convertible preferred
   securities of subsidiary trust
   holding solely convertible
   subordinated debt securities
   of the Company (3)                    194,518                -               -              -            -             -
 Redeemable preferred stock and
  accrued dividends                            -                -               -          4,777        4,464         3,986
   Total stockholders' equity          $ 166,971        $ 127,053       $  22,589      $  24,797    $  13,584     $     684

(1) Represents income from continuing operations before distributions on preferred securities of Trust of $5.1 million (net of applicable taxes) in fiscal year 1997.

(2) Earnings per share for the fiscal years ended April 30, 1996 and 1995 are presented giving effect to the conversion of all outstanding shares of Preferred Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock in connection with the Company's initial public offering on March 11, 1996, as if the conversion had occurred at the later of the beginning of fiscal year 1995 or the issuance date of the respective security.

(3) The sole asset of the Trust is $207.5 million aggregate principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due year 2016.

QUARTERLY OPERATING RESULTS

   The following tables set forth the unaudited operating results for each of the four quarters in fiscal year 1997 and 1996. These numbers have been derived from the Company's unaudited quarterly financial statements and in the opinion of management, reflect all adjustments (of a normal and recurring nature) which are necessary for a fair representation of the results of operations for the interim periods.


                                            4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
                                            -----------    -----------    -----------    -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR ENDED APRIL 30, 1997
--------------------------------
REVENUE:
   Product                                  $457,656       $438,587       $463,057       $490,065
   Services:
       Life cycle                             50,697         47,944         42,532         38,939
       Professional                           31,208         30,555         27,600         21,698
       Training and other                      8,640         10,456         10,544          8,388
                                            --------       --------       --------       --------
           Total revenue                     548,201        527,542        543,733        559,090
                                            --------       --------       --------       --------

GROSS MARGIN:
   Product                                    45,746         43,494         46,441         48,472
   Services:
       Life cycle                             17,444         16,762         14,548         14,485
       Professional                            9,126          9,995         12,273          8,417
       Training and other                      5,577          6,417          8,019          6,748
                                            --------       --------       --------       --------
           Total gross margin                 77,893         76,668         81,281         78,122
                                            --------       --------       --------       --------

GROSS MARGIN PERCENTAGE:
   Product                                     10.0%           9.9%          10.0%           9.9%
   Services:
       Life cycle                              34.4%          35.0%          34.2%          37.2%
       Professional                            29.2%          32.7%          44.5%          38.8%
       Training and other                      64.5%          61.4%          76.1%          80.4%
                                            --------       --------       --------       --------
           Total gross margin percentage       14.2%          14.5%          14.9%          14.0%
                                            --------       --------       --------       --------

Selling, general and administrative
  expenses                                   68,960         60,489         59,340         56,896
    % of total revenue                         12.6%          11.5%          10.9%          10.2%

Operating income                               8,933         16,179         21,941         21,226
    % of total revenue                          1.6%           3.1%           4.0%           3.8%
                                            --------       --------       --------       --------

NET INCOME                                   $ 1,632       $  7,521       $ 11,078       $  9,763
                                            --------       --------       --------       --------
                                            --------       --------       --------       --------

PRIMARY AND FULLY DILUTED EARNINGS PER
  SHARE                                      $  0.04       $   0.17       $  0.26        $   0.23
                                            --------       --------       --------       --------
                                            --------       --------       --------       --------

                                            4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
                                            -----------    -----------    -----------    -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR ENDED APRIL 30, 1996
--------------------------------
REVENUE:
   Product                                  $424,055       $391,130       $389,030       $374,083
   Services:
      Life cycle                              36,145         34,758         34,031         33,484
      Professional                            17,197         16,514         13,561         10,855
       Training and other                      8,257          4,460          8,506          8,747
                                            --------       --------       --------       --------
          Total revenue                      485,654        446,862        445,128        427,169
                                            --------       --------       --------       --------

GROSS MARGIN:
   Product                                    40,843         36,254         36,597         34,200
   Services:
       Life cycle                             11,542         13,075         12,091         12,423
       Professional                            5,423          6,353          6,338          4,899
       Training and other                      6,982          3,208          7,326          7,373
                                            --------       --------       --------       --------
          Total gross margin                  64,790         58,890         62,352         58,895
                                            --------       --------       --------       --------

GROSS MARGIN PERCENTAGE:
   Product                                      9.6%           9.3%           9.4%           9.1%
   Services:
       Life cycle                              31.9%          37.6%          35.5%          37.1%
       Professional                            31.5%          38.5%          46.7%          45.1%
       Training and other                      84.6%          71.9%          86.1%          84.3%
                                            --------       --------       --------       --------
          Total gross margin percentage        13.3%          13.2%          14.0%          13.8%
                                            --------       --------       --------       --------

Selling, general and administrative
  expenses                                    31,855         76,891         46,772         46,362
    % of total revenue                          6.6%          17.2%          10.5%          10.9%

Operating income (loss)                       32,935        (18,001)        15,580         12,533
    % of total revenue                          6.8%          (4.0%)          3.5%           2.9%
                                            --------       --------       --------       --------
Income (loss) from continuing operations      16,519        (16,731)         4,951          3,314
Gain on disposal of discontinued
  businesses                                       -          9,194              -              -
                                            --------       --------       --------       --------
NET INCOME (LOSS)                           $ 16,519       $ (7,537)      $  4,951       $  3,314
                                            --------       --------       --------       --------
                                            --------       --------       --------       --------

PRIMARY AND FULLY DILUTED EARNINGS
  (LOSS) PER SHARE (PRO FORMA PRIOR
  TO MARCH 11, 1996): (1)
   Continuing operations                    $   0.44       $  (0.53)      $   0.15       $   0.10
   Discontinued operations                         -           0.29              -              -
                                            --------       --------       --------       --------
                                            $   0.44       $  (0.24)      $   0.15       $   0.10
                                            --------       --------       --------       --------
                                            --------       --------       --------       --------

(1) Earnings per share for fiscal year 1996 are presented giving effect to the conversion of all outstanding shares of Preferred Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock in connection with the Company's initial public offering on March 11, 1996, as if the conversion had occurred at the later of the beginning of fiscal year 1995 or the issuance date of the respective security.

   During the third quarter of fiscal year 1996, the Company recorded a $31.1 million provision against its extended credit due from Merisel FAB. In the fourth quarter of fiscal year 1996, the Company reversed $15.6 million of this provision (see note 3 of notes to consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     During the fiscal year ended April 30, 1997, the Company's results of operations were impacted by the transactions described below. On May 24, 1996, the Company acquired certain of the assets and business operations of the western and southwestern regions of Dataflex Corporation (the "Dataflex Regions"). The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah with combined revenues of $145 million reported for the fiscal year ended March 31, 1996. On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership providing training and educational services in Ohio and throughout the upper mid-western United States, ("Mentor Technologies"). Mentor Technologies reported revenues of $5.5 million for the calendar year ended December 31, 1995. During October 1996, the Company, through the Vanstar Financing Trust, a Delaware statutory business trust (the "Trust"), issued 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities"). Those securities are convertible into the Common Stock and pay cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. On December 16, 1996, the Company acquired Contract Data Services, Inc. ("CDS"), a North Carolina corporation with reported revenues of $74.3 million for the fiscal year ended March 31, 1996. CDS provided outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. Effective December 20, 1996, the Company established the Securitization Facility which provides the Company with up to $175 million in available credit. In connection with the Securitization Facility the Company sells, on a revolving basis through a wholly-owned subsidiary, an undivided interest in the Pooled Receivables.

     Vanstar's four primary sources of revenue are: product, life cycle services, professional services, and training and other services. The Company refers to the integration of the offerings of design and consulting, acquisition and deployment, operation and support, and enhancement and migration as "Life Cycle Management." For larger clients, Vanstar can manage every phase of the life cycle of its customers' PC networks. Product revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Life cycle services revenue is primarily derived from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Professional services revenue is primarily derived from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Professional services revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support. Training and other services revenue is primarily derived from fees earned on the distribution services agreement with ComputerLand Corporation (formerly with Merisel FAB) and training and education services. Pursuant to the distribution services agreement, the Company provides product distribution to franchises and affiliates of ComputerLand Corporation (see note 3 of notes to consolidated financial statements).

     The following table set forth for the periods indicated, the Company's
(i) total revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income (loss) in total and as a percentage of total revenue:


                                                          YEAR ENDED APRIL 30,
                                                ------------------------------------------
                                                      1997         1996           1995
                                                      ----         ----           ----
                                                              (IN THOUSANDS)
REVENUE:
  Product                                       $  1,849,365   $  1,578,298     $1,187,392
  Services:
     Life cycle                                      180,112        138,418        131,194
     Professional                                    111,061         58,127         31,842
     Training and other                               38,028         29,970         34,964
                                                ------------   ------------     ----------
        Total revenue                           $  2,178,566   $  1,804,813     $1,385,392
                                                ------------   ------------     ----------
                                                ------------   ------------     ----------

GROSS MARGIN:
  Product                                       $    184,153     $  147,894     $  113,513
  Services:
     Life cycle                                       63,239         49,131         55,053
     Professional                                     39,811         23,013         13,111
     Training and other                               26,761         24,889         28,861
                                                ------------   ------------     ----------
        Total gross margin                      $    313,964     $  244,927     $  210,538
                                                ------------   ------------     ----------
                                                ------------   ------------     ----------

GROSS MARGIN PERCENTAGE:
  Product                                              10.0%           9.4%           9.6%
  Services:
     Life cycle                                        35.1%          35.5%          42.0%
     Professional                                      35.8%          39.6%          41.2%
     Training and other                                70.4%          83.0%          82.5%
                                                ------------   ------------     ----------
        Total gross margin percentage                  14.4%          13.6%          15.2%
                                                ------------   ------------     ----------
                                                ------------   ------------     ----------

Selling, general and administrative expenses    $    245,685     $  201,880     $  182,411
   % of total revenue                                  11.3%          11.2%          13.2%
Operating income                                $    68,279      $  43,047      $  28,127
   % of total revenue                                   3.1%           2.4%           2.0%

YEAR ENDED APRIL 30, 1997 AS COMPARED TO THE YEAR ENDED APRIL 30, 1996

   PRODUCT. Revenue increased 17.2% to $1.8 billion for the year ended April 30, 1997 from $1.6 billion for the year ended April 30, 1996 as a result of the Company's successful sales and marketing efforts, strengthened market position and increased sales resulting from the acquisitions of CDS and the Dataflex Regions. Gross margin increased 24.5% to $184.2 million for the year ended April 30, 1997 from $147.9 million for the year ended April 30, 1996. Gross margin percentage increased to 10.0% for the year ended April 30, 1997 from 9.4% for the year ended April 30, 1996. The increase in gross margin percentage reflects the changing nature of the Company's relationships with its customers in moving toward long-term procurement service relationships as opposed to periodic commodity buying. Revenue growth slowed during the second half of the year, which led the Company to "resize" its business in the fourth quarter of the fiscal year to accommodate that moderation in growth. The Company's plans for fiscal year 1998 were adjusted to reflect a lower level of volume than previously anticipated. There can be no assurance that product revenue growth will return to the levels seen in the first half of fiscal year 1997.

   LIFE CYCLE SERVICES. Revenue increased 30.1% to $180.1 million for the year ended April 30, 1997 from $138.4 million for the year ended April 30, 1996. This increase was the result of increased demand for the Company's overall life cycle service offerings plus increased sales as the result of the acquisition of CDS. Gross margin increased 28.7% to $63.2 million for the year ended April 30, 1997 from $49.1 million for the year ended April 30, 1996. Gross margin percentage decreased to 35.1% for the year ended April 30, 1997 from 35.5% for the year ended April 30, 1996.

   PROFESSIONAL SERVICES. Revenue increased 91.1% to $111.1 million for the year ended April 30, 1997 from $58.1 million for the year ended April 30, 1996. This increase reflects the increased customer demand for the Company's extensive consulting and deployment expertise through national practices focused on emerging technologies. Gross margin increased 73.0% to $39.8 million for the year ended April 30, 1997 from $23.0 million for the year ended April 30, 1996. Gross margin percentage decreased to 35.8% for the year ended April 30, 1997 from 39.6% for the year ended April 30, 1996 due to significant investments made in systems, recruiting, training, and development to enhance the Company's professional service offerings.

   TRAINING AND OTHER SERVICES. Revenue increased 26.9% to $38.0 million for the year ended April 30, 1997 from $30.0 million for the year ended April 30, 1996 due to an increase in training revenues primarily as a result of the acquisition of Mentor Technologies. Gross margin increased 7.5% to $26.8 million for the year ended April 30, 1997 from $24.9 million for the year ended April 30, 1996. Gross margin percentage decreased to 70.4% for the year ended April 30, 1997 from 83.0% for the year ended April 30, 1996 as the contribution of training revenues to total other services revenue increased. Revenue from training increased 127.0% and other revenue declined 7.8% for the year, resulting in an increase in the contribution from training from 25.8% to 46.1%.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 21.7% to $245.7 million for the year ended April 30, 1997 from $201.9 million for the year ended April 30, 1996. Selling, general and administrative expenses as a percentage of total revenue remained relatively constant for the year ended April 30, 1997 as compared to the year ended April 30, 1996. The increase in selling, general and administrative expenses was due to an increase in services revenue as a percentage of total revenue (which carries higher selling, general and administrative expenses than product), lower than expected product revenues and certain costs associated with resizing the Company to accommodate a reduction in the growth rate of the product business. These increases were partially offset by the reversal of certain amounts provided for in the original reserves established in connection with the sale of the Company's U.S. franchise business.

   OPERATING INCOME. Operating income increased 58.6% to $68.3 million for the year ended April 30, 1997 from $43.0 million for the year ended April 30, 1996. Operating income as a percentage of total revenue increased to 3.1% for the year ended April 30, 1997 from 2.4% for the year ended April 30, 1996 as a result of the increase in total gross margin percentage.

   INTEREST INCOME. Interest income decreased 33.5% to $3.7 million for the year ended April 30, 1997 from $5.5 million for the year ended April 30, 1996 due to lower interest earned on the Company's extended credit on certain of its trade receivables due from Merisel FAB plus lower discounts taken.

   FINANCING EXPENSES, NET. Financing expenses, net for the year ended April 30, 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC and discounts and net expenses associated with the Company's Securitization Facility. Financing expenses, net for the year ended April 30, 1996 and 1995 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC. Financing expenses, net decreased 52.3% to $17.1 million for the year ended April 30, 1997 from $35.8 million for the year ended April 30, 1996 due to significantly lower average borrowings and lower interest rates. The decline in average borrowings which resulted in lower financing expenses was due to the issuance of the Debentures to the Trust in October 1996, the proceeds of which were used to repay borrowings under the financing agreement with IBMCC, combined with improved cash flow from increased profitability (see note 9 of notes to consolidated financial statements).

   TAXES. The effective tax rate for the year ended April 30, 1997 of 36% and 1996 of 37.0%, was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

YEAR ENDED APRIL 30, 1996 AS COMPARED TO THE YEAR ENDED APRIL 30, 1995

  PRODUCT. Revenue increased 32.9% to $1.6 billion for the year ended April 30, 1996 from $1.2 billion for the year ended April 30, 1995 as a result of the Company's successful sales and marketing efforts and strengthened market position. Gross margin increased 30.3% to $147.9 million for the year ended April 30, 1996 from $113.5 for the year ended April 30, 1995. Gross margin percentage decreased to 9.4% for the year ended April 30, 1996 from 9.6% for the year ended April 30, 1995 due to the Company's emphasis on larger customers which resulted in lower gross margin percentages but higher sales volumes that more than offset the associated increase in distribution costs.

  LIFE CYCLE SERVICES. Revenue increased 5.5% to $138.4 million for the year ended April 30, 1996 from $131.2 million for the year ended April 30, 1995. This increase reflects the growth in life cycle services related to increased product sales which more than offset a decline in repair and maintenance services attributable to improved product reliability and a shift by vendors to extended warranty programs. Gross margin decreased 10.8% to $49.1 million for the year ended April 30, 1996 from $55.1 million for the year ended April 30, 1995. Gross margin percentage decreased to 35.5% for the year ended April 30, 1996 from 42.0% for the year ended April 30, 1995, as a result of startup costs associated with newly obtained contracts.

  PROFESSIONAL SERVICES. Revenue increased 82.5% to $58.1 million for the year ended April 30, 1996 from $31.8 million for the year ended April 30, 1995. This increase reflects the increased customer demand for the Company's value-added PC network service offerings. Gross margin increased 75.5% to $23.0 million for the year ended April 30, 1996 from $13.1 million for the year ended April 30, 1995. Gross margin percentage decreased to 39.6% for the year ended April 30, 1996 from 41.2% for the year ended April 30, 1995 due to increased investments in systems engineers.

  TRAINING AND OTHER SERVICES. Revenue decreased 14.3% to $30.0 million for the year ended April 30, 1996 from $35.0 million for the year ended April 30, 1995. The decrease was the result of a negotiated reduction in the distribution fee from Merisel FAB and reduced demand for the Company's training services. Gross margin decreased to $24.9 million for the year ended April 30, 1996 from $28.9 million for the year ended April 30, 1995 while the gross margin percentage remained relatively constant.

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

  FINANCING EXPENSES, NET. Financing expenses, net for the years ended April 30, 1996 and 1995 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC. Financing expenses increased 10.0% to $35.8 million for the year ended April 30, 1996 from $32.6 million for the year ended April 30, 1995 due principally to higher average borrowings during fiscal year 1996 related to increased inventory levels and receivable balances as a result of the significant growth in product revenue. Interest income decreased 15.8% to $5.5 million from $6.6 million as the Company was paid in full on a significant note receivable during the first quarter of fiscal year 1996.

  TAXES. The effective tax rate for the year ended April 30, 1996 of 37.0% and 1995 of 41.0% was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

DISCONTINUED OPERATIONS

  The Company disposed of most of its franchise business during 1994. The largest of these sales occurred on January 31, 1994, when the Company sold certain assets and liabilities of its United States franchise business, including all domestic franchise agreements, Datago distribution agreements and the right to the "ComputerLand" name and trademark within the United States to Merisel FAB (see note 3 of notes to consolidated financial statements).

DEFERRED TAX ASSETS

  At April 30, 1997 and 1996, the Company has recorded net deferred tax assets of $14.9 million and $31.3 million, respectively. The full realization of the deferred tax assets carried at April 30, 1997 is dependent upon the Company achieving future pretax earnings, prior to the expiration of the net operating loss carryforwards, of $41.4 million. The net operating loss carryforwards expire in the years 2000 through 2010. Management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has utilized cash generated from operations, including sales of certain of its trade receivables, and proceeds from the issuance of Convertible Preferred Securities and Common Stock to fund its significant revenue growth, working capital requirements, payments on its debt obligations, and purchases of businesses and capital expenditures.

  In October, 1996, the Trust sold 4,025,000 Convertible Preferred Securities, raising gross proceeds of $201.3 million. The holders of the Convertible Preferred Securities are entitled to cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. The distributions are payable quarterly in arrears in the aggregate amount of approximately $3.4 million per quarter. The aggregate net proceeds to the Company totaled $194.5 million after selling expenses, discounts and commissions. The Company used the net proceeds of the offering to reduce its outstanding indebtedness to IBMCC.

  Effective December 20, 1996, the Company established the Securitization Facility, providing the Company with up to $175 million in available credit, pursuant to which the Company, through a wholly-owned subsidiary, sells an undivided percentage ownership interest in the Pooled Receivables. As of April 30, 1997, the gross proceeds of the sales totaled $172.8 million.

  The Company currently has a $250 million line of credit under its Financing Program Agreement with IBMCC. At April 30, 1997, the Company had $171.4 million outstanding under this facility, of which $97.0 million is included in accounts payable and $74.4 million is classified as short-term borrowings.
 Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable and certain other assets. Amounts borrowed under the line of credit bear interest at prime minus 0.8 % (7.7% at April 30, 1997). The line of credit expires October 31, 1997.

  In March 1996, the Company completed an initial public offering selling 9,215,770 shares of Common Stock and raising $83.4 million after selling expenses and underwriting discounts and commissions. The Company used the proceeds of the offering primarily to repay amounts borrowed under the line of credit with IBMCC.

  In January 1994, the Company sold certain assets and liabilities of its U.S. franchise business for cash plus additional contingent consideration. In February 1996, the Company received an additional $14.6 million from the sale in settlement of the contingent consideration. In connection with this sale and pursuant to a distribution and services agreement, the Company continues to supply product for which it earns a monthly distribution fee. Approximately 30% of the Company's inventory shipments by dollar volume are made to fulfill the Company's obligation under the distribution services agreement.

  During fiscal year 1997, exclusive of the proceeds of the sales of trade receivables of $172.8 million, the Company's operating activities used cash of $86.4 million primarily as a result of decreases in accounts payable and accrued liabilities and increases in inventory. The decrease in accounts payable and the increase in inventory was the result of the Company utilizing certain cost effective purchasing programs and incentives offered by certain of its vendors. The decrease in accrued liabilities was primarily the result of payments against certain acquisition and other reserves. During fiscal year 1997, the Company used cash of $36.0 million (net of cash acquired) to purchase various businesses and used $13.5 million to make payments on certain long-term obligations. During this period, the Company also used cash of $25.2 million for capital expenditures and plans to make additional investments in its automated systems and its capital equipment during fiscal year 1998.

  During fiscal year 1997, the Company acquired the Dataflex Regions for $37.7 million in cash. In addition, a total of 300,000 shares of Company's Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with the Company's acquisition of Mentor Technologies. On December 16, 1996, the Company acquired CDS, in exchange for 952,491 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $21.9 million). Ten percent of those shares were deposited into escrow for a period of approximately 10 months to satisfy certain indemnification obligations of CDS. In addition to these acquisitions, the Company continues to pursue the acquisition of other companies that sell products and services that either complement or expand its existing business. To that aim, on July 7, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Sysorex Information Systems, Inc., a government technology provider which reported revenues of approximately $150 million for its fiscal year ended September 30, 1996.

  The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company believes that cash generated from operations and credit facilities will be sufficient to meet its cash requirements and fund its planned growth through at least the end of fiscal 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders' of Vanstar Corporation:


   We have audited the accompanying consolidated balance sheets of Vanstar Corporation as of April 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanstar Corporation, at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years ended April 30, 1997, in conformity with generally accepted accounting principles.

                              ERNST & YOUNG LLP



Atlanta, Georgia
June 10, 1997, except for Note 15 as
  to which the date is July 7, 1997

                              VANSTAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                ASSETS

                                                                                 APRIL 30,
                                                                        ---------------------------
                                                                          1997               1996
                                                                        --------           --------
Current assets:
     Cash                                                               $  5,686           $ 14,498
     Receivables, net of allowance for doubtful accounts of
       $8,610 and $14,812 at April 30, 1997 and 1996, respectively       180,225            298,484
     Inventories                                                         389,592            350,406
     Deferred income taxes                                                14,855             25,750
     Prepaid expenses and other current assets                             8,618              2,432
                                                                        --------           --------
       Total current assets                                              598,976            691,570
Property and equipment, net                                               39,240             23,183
Other assets, net                                                         63,775             48,899
Goodwill, net of accumulated amortization of $5,640
     and $3,453 at April 30, 1997 and 1996, respectively                  56,652             39,713
                                                                        --------           --------
                                                                        $758,643           $803,365
                                                                        --------           --------
                                                                        --------           --------


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $255,147           $305,374
     Accrued liabilities                                                  34,392             41,586
     Deferred revenue                                                     21,821             27,109
     Short-term borrowings                                                74,402                  -
     Current maturities of long-term debt                                  4,785              1,759
                                                                        --------           --------
       Total current liabilities                                         390,547            375,828
Long-term debt, less current maturities                                    5,946            293,007
Other long-term liabilities                                                  661              7,477
Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company             194,518                  -

Stockholders' equity:
     Common stock;  $.001 par value: 100,000,000 shares authorized,
       42,896,779 shares issued and outstanding at April 30, 1997;
       40,475,144 shares issued and outstanding at April 30, 1996             43                 40
     Additional paid-in capital                                          125,926            115,097
     Retained earnings (since a deficit elimination of $78,448
       at April 30, 1994)                                                 41,002             11,916
                                                                        --------           --------
          Total stockholders' equity                                     166,971            127,053
                                                                        --------           --------
                                                                        $758,643           $803,365
                                                                        --------           --------
                                                                        --------           --------

          See accompanying notes to consolidated financial statements.

                             VANSTAR CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)




                                                                      YEAR ENDED APRIL 30,
                                                          -----------------------------------------
                                                               1997           1996           1995
                                                          ------------   ------------  ------------
Revenue:
   Product                                                $  1,849,365   $  1,578,298  $  1,187,392
   Services                                                    329,201        226,515       198,000
                                                          ------------   ------------  ------------
       Total revenue                                         2,178,566      1,804,813     1,385,392
                                                          ------------   ------------  ------------
Cost of revenue:
   Product                                                   1,665,212      1,430,404     1,073,879
   Services                                                    199,390        129,482       100,975
                                                          ------------   ------------  ------------
       Total cost of revenue                                 1,864,602      1,559,886     1,174,854
                                                          ------------   ------------  ------------

Gross margin                                                   313,964        244,927       210,538

Selling, general and administrative expenses                   245,685        201,880       182,411
                                                          ------------   ------------  ------------

OPERATING INCOME                                                68,279         43,047        28,127

   Interest income                                               3,685          5,539         6,577
   Financing expenses, net                                    (17,061)       (35,804)       (32,555)
                                                          ------------   ------------  ------------

Income from continuing operations before income
   taxes and distributions on preferred securities
   of Trust                                                    54,903         12,782          2,149
Income tax provision                                          (19,765)        (4,729)          (881)
                                                          ------------   ------------  ------------
Income from continuing operations before
   distributions on preferred securities of Trust              35,138          8,053          1,268
Gain on disposal of discontinued businesses
   (less income taxes of $5,400)                                    -          9,194             -
Distributions on convertible preferred securities
   of Trust
   (less income taxes of $2,893)                               (5,144)             -             -
                                                          ------------   ------------  ------------

NET INCOME                                                $    29,994    $    17,247    $    1,268
                                                          ------------   ------------  ------------
                                                          ------------   ------------  ------------

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
    (PRO FORMA PRIOR TO MARCH 11, 1996):
   Continuing operations                                  $      0.69    $      0.23   $       0.04
   Discontinued operations                                          -           0.27              -
                                                          ------------   ------------  ------------
                                                          $      0.69    $      0.50   $       0.04
                                                          ------------   ------------  ------------
                                                          ------------   ------------  ------------
Shares used in per share calculation                           43,282         34,250         32,486
                                                          ------------   ------------  ------------
                                                          ------------   ------------  ------------

          See accompanying notes to consolidated financial statements.

                            VANSTAR CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)

                                               PREFERRED STOCK                COMMON STOCK A                 COMMON STOCK B
                                           ----------------------         ----------------------        ------------------------
                                            SHARES         AMOUNT         SHARES          AMOUNT        SHARES            AMOUNT
                                           -------         ------         ------          ------        ------            ------
BALANCE AT APRIL 30, 1994                   15,309         $  153          7,460           $  7          3,708            $  4

Redemption of Class A Common Stock               -              -          (154)              -              -               -
Issuance of Class A Common Stock                 -              -             17              -              -               -
Redemption of Class E Preferred Stock            -              -              -              -              -               -
Net income                                       -              -              -              -              -               -
Dividends                                        -              -              -              -              -               -
                                           -------         ------         ------           ----         ------            ----
BALANCE AT APRIL 30, 1995                   15,309            153          7,323              7          3,708               4

Redemption of Class A Common Stock               -              -          (103)              -              -               -
Issuance of warrants                             -              -              -              -              -               -
Conversion of Class F Preferred Stock
     and Senior Preferred Stock to
     Class A Common Stock                  (15,309)          (153)        15,309             15              -               -
Conversion of Class B Common Stock to
     Class A Common Stock                        -              -          3,708              4         (3,708)             (4)
Conversion of warrants to Class A
     Common Stock                                -              -          4,996              5              -               -
Issuance of Class A Common Stock                 -              -          9,216              9              -               -
Accrued dividends forgiven -
     Senior Preferred Stock                      -              -              -              -              -               -
Exercise of options                              -              -             26              -              -               -
Net income                                       -              -              -              -              -               -
Dividends                                        -              -              -              -              -               -
                                           -------         ------         ------           ----         ------            ----
BALANCE AT APRIL 30, 1996                        -              -         40,475             40              -               -

Issuance of Common Stock:
     Employee stock purchase plan                -              -            389              -              -               -
     Exercise of options                         -              -            597              1              -               -
     Business acquisitions                       -              -          1,252              2              -               -
     Other                                       -              -            184              -              -               -
Income tax benefit from stock                    -              -              -              -              -               -
     option exercises
Unrealized holding gain on
     available-for-sale securities               -              -              -              -              -               -
Net income                                       -              -              -              -              -               -
                                           -------         ------         ------           ----         ------            ----
BALANCE AT APRIL 30, 1997                        -           $  -         42,897            $43              -            $  -
                                           -------         ------         ------           ----         ------            ----
                                           -------         ------         ------           ----         ------            ----


                                                                        RETAINED
                                       STOCKHOLDER                      EARNINGS
                                          NOTE           ADDTL.         (ACCUM.
                                        RECEIVABLE    PAID-IN CAP.      DEFICIT)          TOTAL
                                       -----------    ------------      --------          -----
BALANCE AT APRIL 30, 1994               $  (1,000)      $  25,633          $  -           $ 24,797

Redemption of Class A Common Stock           1,000        (1,000)             -                  -
Issuance of Class A Common Stock                 -              -             -                  -
Redemption of Class E Preferred Stock            -            135             -                135
Net income                                       -              -         1,268              1,268
Dividends                                        -              -        (3,611)            (3,611)
                                        ----------      ---------        ------           --------
BALANCE AT APRIL 30, 1995                        -         24,768        (2,343)            22,589

Redemption of Class A Common Stock               -              -             -                  -
Issuance of warrants                             -            500             -                500
Conversion of Class F Preferred Stock
     and Senior Preferred Stock to
     Class A Common Stock                        -            138             -                  -
Conversion of Class B Common Stock to
     Class A Common Stock                        -              -             -                  -
Conversion of warrants to Class A
     Common Stock                                -            (5)             -                  -
Issuance of Class A Common Stock                 -         83,382             -             83,391
Accrued dividends forgiven -
     Senior Preferred Stock                      -          6,162             -              6,162
Exercise of options                              -            152             -                152
Net income                                       -              -        17,247             17,247
Dividends                                        -              -        (2,988)            (2,988)
                                        ----------      ---------        ------           --------
BALANCE AT APRIL 30, 1996                        -        115,097        11,916            127,053

Issuance of Common Stock:
     Employee stock purchase plan                -          3,898             -              3,898
     Exercise of options                         -          2,923             -              2,924
     Business acquisitions                       -              -        (2,281)            (2,279)
     Other                                       -             77             -                 77
Income tax benefit from stock                    -          3,931             -              3,931
     option exercises
Unrealized holding gain on
     available-for-sale securities               -              -         1,373              1,373
Net income                                       -              -        29,994             29,994
                                        ----------      ---------        ------           --------
BALANCE AT APRIL 30, 1997                     $  -       $125,926       $41,002           $166,971
                                        ----------      ---------        ------           --------
                                        ----------      ---------        ------           --------

          See accompanying notes to consolidated financial statements.

                              VANSTAR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                      YEAR ENDED APRIL 30,
                                                            --------------------------------------
                                                               1997            1996         1995
                                                            ----------      ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  29,994      $  17,247      $  1,268
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                17,068          9,775         9,997
   Change in provision for doubtful accounts                    (7,780)        14,393            95
   Deferred income taxes                                        19,548         10,029        (1,097)
   Gain on disposal of discontinued businesses                       -        (14,594)            -
   Changes in operating assets and liabilities:
      Receivables                                              159,694        (51,193)      (58,354)
      Inventories                                              (35,472)       (51,720)      (38,900)
      Prepaid expenses and other assets                         (6,322)        (2,462)       (1,257)
      Accounts payable                                         (64,066)        42,177        37,556
      Accrued and other liabilities                            (26,338)         4,865         1,070
                                                            ----------      ---------      -------
          Total adjustments                                     56,332        (38,730)      (50,890)
                                                            ----------      ---------      -------
Net cash provided by (used in) operating activities             86,326        (21,483)      (49,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (25,224)       (15,583)      (12,835)
   Proceeds from sale of building                                3,125              -             -
   Purchase of businesses, net of cash acquired                (36,011)             -             -
   Sales of businesses                                               -         14,594             -
   Investment in available-for-sale securities                 (10,073)             -             -
   Repayment of notes receivable                                     -              -         9,722
                                                            ----------      ---------      --------
Net cash used in investing activities                          (68,183)          (989)       (3,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                  (13,506)        (7,836)      (12,342)
   Borrowings (repayments) under line of credit, net          (214,670)       (46,999)       73,287
   Proceeds from issuance of convertible preferred
     securities, net                                           194,320              -             -
   Issuance of common stock and warrants                         6,901         84,044             -
   Redemption of preferred stock and accrued dividends               -              -        (4,654)
   Dividends paid                                                    -              -        (1,000)
                                                            ----------      ---------      --------
Net cash provided by (used in) financing activities            (26,955)        29,209        55,291

NET INCREASE (DECREASE) IN CASH                                 (8,812)         6,737         2,556
   Cash at beginning of the period                              14,498          7,761         5,205
                                                            ----------      ---------      --------
CASH AT END OF THE PERIOD                                   $    5,686      $  14,498      $  7,761
                                                            ----------      ---------      --------
                                                            ----------      ---------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                               $  17,075      $  38,761     $  31,352
      Discounts and net expenses on receivable
        securitization                                           3,275              -             -
      Distributions on preferred securities of Trust             6,943              -             -
      Income taxes, net of refunds                               3,386            625         1,424
   Non-cash investing activities:
      Equipment acquired under capital leases                    8,416          4,293             -
   Non-cash financing activities:
      Conversion of accrued dividends into a note payable            -              -         2,462


          See accompanying notes to consolidated financial statements

                              VANSTAR CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 30, 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Vanstar Corporation (the "Company") is a leading provider of services and products designed to build and manage PC network infrastructures primarily for Fortune 1000 companies and other large enterprises. The Company provides customized, integrated solutions for its customers' network infrastructure needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing PCs, network products, computer peripherals and software from a variety of vendors. The consolidated financial statements include the accounts of Vanstar Corporation and its consolidated subsidiaries. All significant intercompany balances have been eliminated.

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

REVENUE RECOGNITION

     Product revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Services revenue is derived from value-added services, including services focused on the server and communication segments of the PC network infrastructure, services performed for the desktop and fees earned on a distribution services agreement. Product sales are recognized at the time of shipment. Revenue from services is recognized as services are performed or ratably if performed over a service contract period. Deferred revenue primarily represents unrecognized service revenue.

FINANCIAL INSTRUMENTS

     The carrying amounts for cash, receivables, and accounts payable approximate their respective fair values due to the short-term maturity of these instruments. The carrying value for amounts outstanding under the Company's credit facility with IBMCC approximates fair value since the facility bears interest at current market rates. Long-term debt consists of variable-rate instruments at terms the Company believes would be available if similar financing were obtained from another party. As such, carrying amounts also approximate their fair value. The carrying value of the Convertible Preferred Securities approximates its fair value based upon quoted market prices.

INVENTORIES

     Inventory for resale and spare parts inventory are stated at the lower of cost (first-in, first-out method) or market. Periodically, the Company assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and nonsalable inventory.

GOODWILL

     Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over twenty to twenty-five years. Amortization expense on goodwill was $2.2 million, $1.7 million, and $1.7 million for the fiscal years ended April 30, 1997, 1996, and 1995, respectively. The carrying amount of goodwill was adjusted to fair value at April 30, 1994 in connection with the Company's quasi-reorganization. The Company periodically assesses the appropriateness of the carrying amount of goodwill and the amortization periods based on the undiscounted value of the current and anticipated future cash flows and projected profitability of the acquired businesses. If there are indicated impairments, a write down is recorded to the extent the carrying amount exceeds the fair value. The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on May 1, 1996. The adoption of FASB Statement No. 121 did not have any effect on the financial statements.

EARNINGS PER SHARE

     Primary and fully diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed on the outstanding options using the treasury stock method.
Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents also include amounts computed on options and warrants issued within twelve months of the filing date of the Company's initial public offering as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price. Earnings per share for the fiscal years ended April 30, 1996 and 1995 are presented giving effect to the conversion of all outstanding shares of Preferred Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock in connection with the Company's initial public offering on March 11, 1996 as if the conversion had occurred at the later of the beginning of fiscal year 1995 or the issuance date of the respective security.

STOCK-BASED COMPENSATION

     The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized because the options had an exercise price equal to the market value of the Common Stock on the date of grant. Refer to Note 13 regarding pro forma information provided pursuant to FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued standards which will be applicable to the Company but which the Company has not yet adopted:
FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME and FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements are not expected to have a significant impact on the financial statements.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the effect of stock options which are dilutive will be excluded. The impact is expected to result in an increase in primary earnings per share for the fiscal years ended April 30, 1997 and April 30, 1996 of $0.03 and $0.03, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

2.  ACQUISITIONS

   On May 24, 1996, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and business operations previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region (the "Dataflex Regions"). The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado,

Nevada, New Mexico, and Utah and reported revenues of approximately $145 million for the fiscal year ended March 31, 1996. The purchase price of the Dataflex Regions, was $37.7 million.

   On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services throughout the upper mid-western United States. A total of 300,000 shares of Company's Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with the acquisition. For the calendar year ended December 31, 1995, Mentor Technologies reported revenues of approximately $5.5 million.

   On December 16, 1996, the Company acquired Contract Data Services, Inc., a North Carolina corporation ("CDS"), in exchange for 952,491 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $21.9 million). Ten percent of those shares were deposited into escrow to satisfy certain indemnification obligations of CDS. CDS provided outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. For the fiscal year ended March 31, 1996, CDS reported total revenues of approximately $74.3 million.

   On January 9, 1997, the Company acquired inventory and equipment from DCT Systems, Inc., a Minnesota corporation, Niloy, Inc., a Georgia corporation, and NCT Systems, Inc., an Illinois corporation (collectively, "DCT"). The Company made an advance payment of $4.0 million towards the purchase price of the assets pending subsequent determination of the value of such assets. In addition, DCT could receive a maximum of 180,000 shares of the Company's Common Stock upon the satisfaction of certain conditions. The Company also entered into a servicing and marketing agreement on January 9, 1997 whereby the Company will provide certain computer products and billing services to DCT. Based upon certain criteria under the servicing and marketing agreement, DCT also may receive, at their election, cash or up to 40,000 additional restricted shares of the Company's Common Stock.

   The acquisitions of the Dataflex Regions and DCT were accounted for as purchases and the excess cost over the fair value of net assets acquired for each acquisition is being amortized on a straight line basis over a 25 year period. The operations of these acquisitions are included in the consolidated statements of income from the respective dates of acquisition.

   The acquisitions of Mentor Technologies and CDS were accounted for as pooling-of-interests business combinations. The consolidated statements of income, cash flows, and stockholders' equity were not restated to reflect these acquisitions due to the insignificance of the transactions. Accordingly, the operations of these acquisitions are included in the consolidated statements of income from the respective dates of acquisition.

3.  DISCONTINUED OPERATIONS

  On January 31, 1994, the Company sold certain assets and liabilities of its U.S. franchise business, including all domestic franchise agreements, Datago distribution agreements and the right to the "ComputerLand" name and trademark within the United States to Merisel Franchise Aggregation Business ("Merisel FAB"), a wholly-owned subsidiary of Merisel, Inc. ("Merisel"). Concurrent with the sale, the Company entered into a distribution services agreement with Merisel FAB. Pursuant to that agreement, the Company continued to supply product and provide certain logistics and other support services to Merisel FAB and received a monthly distribution fee for such services. The Company also granted Merisel FAB $20.0 million in extended, interest-bearing credit on its product purchases.

  Effective January 31, 1996, the Company and Merisel FAB signed amendments to the asset purchase agreement and distribution services agreement. The amendments provided for: the term of the distribution services agreement to be extended through April 30, 1997; the distribution fee to be reduced retroactive to April 1, 1995; the additional consideration to be fixed at $14.6 million; the maximum amount of the extended credit to be increased by $11.1 million, which would be reduced in monthly installments from February 1996 through July 1997; and the original amount of interest-bearing credit of $20.0 million to be extended and reduced in three equal monthly installments from May 15, 1997 through July 15, 1997. The Company recorded a gain of $9.2 million, net of applicable taxes, for the year ended April 30, 1996 as a result of the additional consideration. As a result of announcements made by Merisel on February 20, 1996, the Company decided to record a $31.1 million provision as of January 31, 1996 against its extended credit due from Merisel FAB. On May 29, 1996, the Company entered into an agreement with a third party under which the Company received $15.6 million in cash in exchange for providing the third party the right to receive payments in May, June and July 1997 totaling $20.0 million out of amounts collected from the extended credit owed to the Company by Merisel FAB. As a result, the Company adjusted a portion of the reserve on its extended credit from Merisel FAB resulting in additional pre-tax income of $15.6 million during the quarter ended April 30, 1996.

  On March 28, 1997, the distribution and services agreement was assigned from Merisel FAB to ComputerLand Corporation, a wholly owned subsidiary of Synnex Information Technologies, Inc., as a result of the sale by Merisel of substantially all of the assets of Merisel FAB to ComputerLand Corporation.

4.  INVENTORIES

    Inventories consist of the following:
                                                              APRIL 30,
                                                      -------------------------
                                                          1997           1996
                                                      ----------     ----------
                                                             (IN THOUSANDS)

    Inventory for resale                              $  387,498     $  348,419
    Less reserve for obsolete inventory                  (13,420)       (12,640)
                                                      ----------     ----------
                                                         374,078        335,779
    Spare parts (current)                                 15,514         14,627
                                                      ----------     ----------
                                                      $  389,592     $  350,406
                                                      ----------     ----------
                                                      ----------     ----------

5. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                              APRIL 30,
                                                      -------------------------
                                                          1997           1996
                                                      ----------     ----------
                                                             (IN THOUSANDS)

    Furniture and equipment                            $  89,570      $  57,093
    Building and improvements                             13,421         14,377
                                                      ----------     ----------
                                                         102,991         71,470
    Less accumulated depreciation and amortization       (63,751)       (48,287)
                                                      ----------     ----------
                                                       $  39,240      $  23,183
                                                      ----------     ----------
                                                      ----------     ----------

  The carrying value of property and equipment was adjusted to fair value on April 30, 1994 in connection with the Company's quasi-reorganization. Additions since April 30, 1994 have been recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets of 3 to 5 years for furniture and equipment, 25 years for the building, and the lesser of the lease term or the useful life for improvements. Depreciation expense associated with property and equipment was $14.4 million, $7.7 million and $8.3 million for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

6.  OTHER ASSETS, NET

    Other assets consist of the following:
                                                              APRIL 30,
                                                      -------------------------
                                                          1997           1996
                                                      ----------     ----------
                                                             (IN THOUSANDS)

    Spare parts (non-current)                          $  31,541      $  28,883
    Capitalized software, net                             17,551         13,353
    Available-for-sale security                           10,719              -
    Deferred income taxes (non-current)                        -          5,593
    Other                                                  3,964          1,070
                                                      ----------     ----------
                                                       $  63,775      $  48,899
                                                      ----------     ----------
                                                      ----------     ----------

     Capitalized software represents the costs associated with development of software for the Company's internal use. Such costs are capitalized in accordance with FASB Statement No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and are amortized over the remaining useful economic life of the software of up to five years. Accumulated amortization at April 30, 1997 and 1996 was $2.0 million and $1.5 million, respectively. Amortization expense associated with capitalized software was $0.5 million, $0.3 million and $0.0 million for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

     In December 1996, the Company purchased 7.5% of the common stock of ComputerLand Poland S.A., a publicly traded foreign company, for $8.5 million. The investment is classified as an "available-for sale" security in accordance with FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At April 30, 1997 the fair market value of the investment was $10.7 million and the gross unrealized holding gain was $2.2 million for the year ended April 30, 1997. The net unrealized holding gain of $1.4 million (net of taxes of $0.8 million) was included in retained earnings. On April 30, 1997, the Company purchased additional restricted common stock of ComputerLand Poland S.A. for $1.5 million. At April 30, 1997, the Company owns 8.9% of the common stock of ComputerLand Poland S.A.

7.   LONG-TERM DEBT

      Long-term debt consists of the following:
                                                              APRIL 30,
                                                      -------------------------
                                                          1997           1996
                                                      ----------     ----------
                                                             (IN THOUSANDS)

            Line of credit                             $  74,402     $  289,072
            Obligations under capital leases               9,838          4,127
            Other                                            893          1,567
                                                      ----------     ----------
               Total outstanding debt                     85,133        294,766
            Less current maturities                      (79,187)        (1,759)
                                                      ----------     ----------
                                                      $    5,946     $  293,007
                                                      ----------     ----------
                                                      ----------     ----------

     The line of credit consists of amounts borrowed under a financing agreement with IBMCC, an affiliate of one of the Company's principal vendors. The line of credit is established for $250 million, is renewable every six months, is secured by portions of the Company's inventory, accounts receivable and certain other assets and is terminable by the Company or IBMCC at anytime upon 90 days' written notice. In the event of such termination, the outstanding borrowings are not due until the end of the term, currently expiring on October 31, 1997. The financing agreement contains various terms and covenants which require the Company to maintain certain levels of tangible net worth and certain other financial restrictions. The financing agreement also limits the Company's ability to pay cash dividends on its Common Stock. At April 30, 1997, the Company had $171.4 million outstanding under this facility, of which $97.0 million is included in accounts payable and $74.4 million is classified as short-term borrowings. Amounts borrowed under the line of credit bear interest at 7.7 % at April 30, 1997 and 8.7% at April 30, 1996.

     Aggregate maturities of long-term debt, excluding the line of credit, are approximately $4.8 million, $4.7 million, and $1.2 million, respectively for each of the succeeding three years, and none thereafter.

8.  SALE OF ACCOUNTS RECEIVABLE

     Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established a revolving funding trade receivables securitization facility (the "Securitization Facility") which provides the Company with up to $175 million in available credit. In connection with the Securitization Facility, the Company sells on a revolving basis, certain of its trade receivables ("Pooled Receivables") to the special purpose corporation which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The amount of the Pooled Receivables, which totaled $246.3 million at April 30, 1997, is reflected as a reduction to receivables. The Company retains an interest in certain of the assets sold. At April 30, 1997, the amount of that retained interest totaled $82.8 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $172.8 million as of April 30, 1997. Such proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. Discounts and net expenses associated with the sales of the receivables totaling $3.4 million are included in financing expenses, net on the consolidated statements of income for the year ended April 30, 1997.

9.  CONVERTIBLE PREFERRED SECURITIES OF TRUST

     During October 1996, Vanstar Financing Trust, a Delaware statutory business trust wholly-owned by the Company (the "Trust"), sold 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The Convertible Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion rate of 1.739 shares for each Convertible Preferred Security subject to adjustment in certain circumstances. Distributions on Convertible Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Convertible Preferred Security and are included in "Distributions on convertible preferred securities of trust, net of tax" in the consolidated statements of income. The proceeds of the private placement, which totaled $194.5 million (net of initial purchasers' discounts and estimated offering expenses totaling $6.7 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the consolidated balance sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Convertible Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Convertible Preferred Securities.

     The Trust invested the proceeds of the offering in 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6 3/4% per annum, generally payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem the Convertible Preferred Securities on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole assets of the Trust are the Debentures, which have an aggregate principal amount of $207.5 million. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

10.  CONCENTRATION OF CREDIT RISK

  The Company purchases and sells multi-vendor PC products and provides various PC-related services to end-users. Although receivables from end-users are uncollateralized, the credit risk is limited due to the large number and diversity of customers comprising the Company's customer base.
The Company also distributes PC products under a distribution and services agreement with ComputerLand Corporation pursuant to which the Company generally receives payment within three business days. No single customer accounted for more than 10% of the Company's revenue during fiscal year 1997. During fiscal year 1996 and 1995, no customer other than the Microsoft Corporation accounted for more than 10% of the Company's total revenues. Revenues from the Microsoft Corporation represented 12.0% and 10.8% of the Company's total revenues for fiscal year 1996 and 1995, respectively.

11.  COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain administrative, warehousing and other facilities under operating leases, and equipment under a combination of operating and capital leases. Most of the Company's operating leases are subject to annual escalation clauses ranging from two to five percent. Several facilities under operating leases have been sublet.

  The future minimum lease payments on noncancelable operating leases with an initial term in excess of one year and future sublease income under noncancelable subleases as of April 30, 1997 are as follows:

                                      MINIMUM      MINIMUM
                                       LEASE      SUBLEASE
                                      PAYMENTS      INCOME
                                    ------------------------
                                         (IN THOUSANDS)
   Year Ending April 30,
        1998                           17,321         707
        1999                           14,091         129
        2000                            9,151           -
        2001                            6,435           -
        2002                            5,321           -
        Thereafter                     19,287           -
                                    ---------      ------
                                    $  71,606      $  836
                                    ---------      ------
                                    ---------      ------

  In connection with leases on facilities associated with acquisitions, the Company established reserves for future lease payments on certain duplicate or excess facilities. The balance of these reserves at April 30, 1997 was approximately $1.7 million, which has not reduced the amounts shown above.

  Rental expense, under operating leases, charged to operations was $19.4 million, $13.8 million and $14.2 million during fiscal years ended April 30, 1997, 1996 and 1995, respectively.

  The cost of assets recorded under capital leases was $12.7 million and $4.5 million at April 30, 1997 and 1996, respectively. Accumulated amortization on such assets was $3.3 million and $0.5 million at April 30, 1997 and 1996, respectively. The present value of minimum lease payments under capital leases as of April 30, 1997 was $9.8 million.

LEGAL PROCEEDINGS

  Various legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

12.  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

  On March 11, 1996, the Company completed an initial public offering selling 9,215,770 shares of its Common Stock for approximately $83.4 million, net of issuance costs.

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

  As of April 30, 1997, the Company had 15,000,000 shares of undesignated Preferred Stock, $0.01 par value, authorized. No shares have been issued.

  At April 30, 1997, the Company had 7,943,551 shares of Common Stock reserved for future issuance for the Company's stock option and stock purchase plans.

13.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

  The Company has three stock option plans which provide for the issuance of incentive stock options ("ISOs"), stock options that are non-qualified for Federal income tax purposes ("NQSOs") and stock appreciation rights ("SARs"). The 1988 Stock Option Plan was adopted in July 1988 and provides for the issuance of ISOs, NQSOs and SARs to key employees and directors. The 1993 Stock Option Plan was adopted in April 1993 and provides for the issuance of shares of Common Stock, ISOs, NQSOs and SARs to highly compensated, managerial employees, officers and directors. The 1996 Stock Option Plan was adopted in August 1996 and provides for the issuance of shares of Common Stock, ISOs, NQSOs and SARs to officers, directors and employees of, and consultants to, the Company. The exercise price of the ISOs under all plans may not be less than 100% of the fair market value of the Common Stock at the time of grant. Under the 1993 plan, the exercise price of the NQSOs may not be less than 85% of the fair market value at the time of grant. At April 30, 1997, the total number of shares of Common Stock for which options may be granted pursuant to the 1988, 1993, and 1996 plans were 2.3 million, 2.4 million and 3.3 million, respectively. Under all plans, options generally become exercisable ratably over a four or five year period and expire in ten years. At April 30, 1997, no SARs had been issued.

  A summary of the Company's stock option activity, and related information for the fiscal years ended April 30, 1997, 1996 and 1995 are as follows (In thousands, except for weighted-average exercise prices):

                                        1997                          1996                     1995
                              --------------------------   --------------------------  ---------------------------
                                        WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                              OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                              -------   ----------------   -------   ----------------   -------   ----------------
Outstanding-beginning of year  3,817       $  4.62          2,161       $  5.71          1,418        $  5.55
Granted                        1,557         14.22          2,967          4.35            883           6.00
Exercised                       (597)         4.87            (26)         5.83              -              -
Canceled                        (307)         6.07         (1,285)         5.80           (140)          5.93
                               -----                       ------                        -----
Outstanding-end of year        4,470       $  7.83          3,817       $  4.62          2,161        $  5.71
                               -----                       ------                        -----
                               -----                       ------                        -----

 Exercisable at end of year    1,721                        1,403                        1,265
 Shares available for grant    2,858                        1,112                          117

   The following summarizes information about the Company's stock options outstanding and exercisable by price range at April 30, 1997 (options in thousands):



                           OPTIONS OUTSTANDING                                                     OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------      ---------------------------------
                                           WEIGHTED-AVERAGE
                                              REMAINING
   RANGE OF                 NUMBER           CONTRACTUAL             WEIGHTED-AVERAGE        NUMBER         WEIGHTED-AVERAGE
EXERCISE PRICES           OUTSTANDING        LIFE (YEARS)             EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
---------------           -----------      ----------------          ----------------      -----------      ----------------
$ 0.18  -  $ 3.00           1,874                 8                     $   2.96               656              $     2.90
  5.00  -   10.00           1,319                 7                         7.64               797                    6.90
 14.75  -   23.87           1,277                 9                        15.16               268                   15.14
                            -----                                                            -----
$ 0.18  -  $23.87           4,470                 8                     $   7.83             1,721               $    6.66
                            -----                                                            -----
                            -----                                                            -----

STOCK PURCHASE PLAN

  The Company provides an employee stock purchase plan (the "Stock Purchase Plan") allowing eligible employees to purchase shares of the Company's Common Stock. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The total number of shares of Common Stock authorized for issuance under the plan is 1,000,000. All full-time employees of the Company are eligible to participate, subject to certain limited exceptions. The Stock Purchase Plan provides a means for the Company's employees to purchase stock through payroll deductions of up to 10% of their gross compensation. The purchase price for shares offered under the Stock Purchase Plan is equal to 85% of the lower of the closing price of the Common Stock on the first day of the six month offer period or the last day of the six month offer period. During fiscal year 1997, the Company sold 389,245 shares of Common Stock under the Stock Purchase Plan to its employees.

PRO FORMA INFORMATION

  The Company has elected to follow APB Opinion No. 25 and related interpretations, and accordingly, has not recognized compensation expense for its employee stock options because all options had an exercise price equal to the market value of the Common Stock on the date of grant.

  Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options and employee stock purchase plan under the fair value method of that Statement.

  Pro forma net income, earnings per share and compensation expense are as follows:



                                                 1997           1996
                                              ---------      ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



Net income                  As reported        $29,994        $17,247
                            Pro forma          $23,926        $15,119

Primary and fully diluted   As reported        $  0.69        $  0.50
  earnings per share        Pro forma          $  0.56        $  0.45

Compensation expense        Pro forma          $ 8,555        $ 3,221

  For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following assumptions: risk-free interest rates of 6.2% for fiscal year 1997 and 6.0% for fiscal year 1996; volatility factors of the expected market price of the Company's Common Stock of 71%; expected dividend yield of 0.0%; and expected life of 2 years. The per share weighted-average fair value of options granted was $8.09 during fiscal year 1997 and $2.55 during fiscal year 1996. Pro forma net income reflects only options granted in fiscal year 1997 and 1996. Therefore, the impact of calculating compensation cost for stock options will not be fully reflected in the pro forma net income and pro forma earnings per share amounts until fiscal year 2000.

  For purposes of pro forma disclosures only, compensation cost associated with the Stock Purchase Plan is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions: risk-free interest rates of 5.3% for fiscal year 1997 and 5.4% for fiscal year 1996; expected volatility of 58% for fiscal year 1997 and 72% for fiscal year 1996; expected dividend yield of 0.0%; and expected life of 6 months. The weighted-average fair value per share of those purchase rights granted in fiscal year 1997 and 1996 was $2.94 and $2.12, respectively.

  The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models required the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

401K PLAN

  The Company provides a savings plan under section 401(k) of the Internal Revenue Code to substantially all domestic employees who are over the age of
21. Employees can contribute up to 12% of their annual salary to the plan up to the maximum allowed by the Internal Revenue Code. Prior to August 1, 1996, the Company matched 100% of certain eligible employee contributions up to $200 not to exceed the maximum of 1% of the employee's eligible compensation. If the employee contributed more than $200 to the plan, the Company contributed an amount equal to the greater of $200 or 25% of the employee's contribution up to a maximum of 1% of the employee's eligible compensation. The amount charged to expense for the matching contribution was $1.3 million, $0.7 million and $0.7 million, for the fiscal years ended April 30, 1997, 1996 and 1995, respectively. Effective August 1, 1996, the Company changed its matching policy to 50% on the first 4% of eligible compensation contributed by an eligible employee up to a maximum of 2% of the employee's eligible compensation.

14.  INCOME TAXES

  The income tax provision computed under FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, consists of the following:


                                 YEAR ENDED APRIL 30,
                             ------------------------
                               1997     1996     1995
                               ----     ----     ----
                                  (IN THOUSANDS)

   Current:
        Federal              $   623   $   -     $  -
        State                    100       100    200
                             -------   -------   ----
                                 723       100    200
                             -------   -------   ----
   Deferred
        Federal               14,319     8,561    562
        State                  1,830     1,468    119
                             -------   -------   ----
                              16,149    10,029    681
                             -------   -------   ----
                             $16,872   $10,129   $881
                             -------   -------   ----
                             -------   -------   ----

  The income tax provision is allocated between discontinued and continuing operations as follows:


                                                  YEAR ENDED APRIL 30,
                                                ------------------------
                                                  1997     1996     1995
                                                  ----     ----     ----
                                                     (IN THOUSANDS)
Provision allocated to operations of
  discontinued businesses and income on
  disposal of discontinued businesses           $     -   $5,400   $  -
                                                -------   ------   ----
                                                -------   ------   ----
Income tax provision allocated to
  continuing operations                         $16,872   $4,729   $881
                                                -------   ------   ----
                                                -------   ------   ----

  The income tax provision allocated to continuing operations for the fiscal year ending April 30, 1997 consists of the following (In thousands):

Provision on income before taxes and
  distribution on preferred securities
  of Trust                                     $19,765
Tax benefit allocable to distribution
  on preferred securities of Trust              (2,893)
                                               -------
                                               $16,872
                                               -------
                                               -------

  Significant components of deferred tax assets consist of the following:

                                                     APRIL 30,
                                               ----------------------
                                                  1997         1996
                                                  ----         ----
                                                    (IN THOUSANDS)
    Deferred tax assets:
      Net operating loss carryforwards         $  1,490     $  13,926
      Reserves                                    8,237        10,971
      Inventory                                   5,128         6,446
                                               --------     ---------
          Total net deferred tax assets        $ 14,855     $  31,343
                                               --------     ---------
                                               --------     ---------

  The net operating loss carryforwards listed above expire in the years 2000 through 2010.

  The full realization of the $14.9 million of deferred tax assets carried at April 30, 1997 is dependent upon the Company achieving sufficient future pretax earnings. Although realization is not assured, management believes that sufficient taxable income will be generated through operations to realize the net deferred tax assets.

  A reconciliation of the U.S. statutory income tax rate and the effective rate of the income tax provision allocated to continuing operations is as follows:

                                                  YEAR ENDED APRIL 30,
                                           --------------------------------
                                               1997        1996        1995
                                               ----        ----        ----
                                                    (IN THOUSANDS)

    Statutory tax rate at 35%              $  16,403     $  4,473     $  752
    State income taxes, net of
      federal benefit                          1,930          536        108
    Other                                     (1,461)        (280)        21
                                           ---------     --------     ------
                                           $  16,872     $  4,729     $  881
                                           ---------     --------     ------
                                           ---------     --------     ------

15.  SUBSEQUENT EVENTS

  On July 7, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider which reported revenues of approximately $150 million for its fiscal year ended September 30, 1996. The purchase price was approximately $46.0 million, subject to certain post-closing adjustments, and a contingent payment of 500,000 shares of Common Stock, based upon the future financial performance of the acquired business. The Company anticipates accounting for the acquisition using the purchase method.

  On July 3, 1997, a purported class action suit was filed against the Company and other various parties. The Company believes that the plaintiff's allegations are without merit and intends to defend the suit vigorously. At this time, the Company is unable to determine what impact this matter may have upon its financial condition or results of operations.

SCHEDULE II

                               VANSTAR CORPORATION
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                             ADDITIONS
                                                           (REDUCTIONS)
                                         BALANCE AT           CHARGED                                BALANCE AT
                                        BEGINNING OF     (CREDITED) TO COSTS      WRITE-OFFS/          END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS            PERIOD            AND EXPENSES            OTHER             PERIOD
-------------------------------            ------            ------------            -----             ------
Year ended April 30, 1995                 $14,098            $     95            $  1,867             $12,326
Year ended April 30, 1996                  12,326              14,393 *            11,907 **           14,812
Year ended April 30, 1997                  14,812              (2,705)***           3,497               8,610

INVENTORY RESERVES
------------------
Year ended April 30, 1995                 $11,447            $  5,400            $  5,412             $11,435
Year ended April 30, 1996                  11,435               3,854               2,649              12,640
Year ended April 30, 1997                  12,640               2,300               1,520              13,420


* Includes a provision for $4.4 million against the extended interest-bearing credit and $7.8 million against the extended credit both due from Merisel FAB (see note 3 of notes to consolidated financial statements).

** Includes the write-off of $4.4 million of the extended interest-bearing credit due from Merisel FAB.

*** Includes the reversal of $4.2 million of provisions against the extended interest-bearing credit due from Merisel FAB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The material under the headings "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is incorporated herein by reference in response to this item. Certain information regarding executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The material under the heading "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference in response to this item, except for the material under the subheadings "Compensation and Stock Option Committee Report on Executive Compensation" and "Comparison of Cumulative Total Returns," which are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The material under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The material under the heading "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

         (1)   Consolidated Financial Statements:
               Report of Ernst & Young LLP, Independent Auditors
               Consolidated Balance Sheets at April 30, 1997 and 1996 Consolidated Statements of Income for the years ended April 30,
                 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity for the years ended April 30, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                 April 30, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

          (2)  Consolidated Financial Statement Schedule:
               Supplemental Schedule II - Valuation of Qualifying Accounts
                 and Reserves
               All other schedules for which provision is made in the
                 applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3)  Exhibits


EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
    3.1      Restated Certificate of Incorporation of the Registrant (1)
    3.2      By-laws of the Registrant (1)
    4.1      Certificate of Trust of Vanstar Financing Trust (4)
    4.2 Amended and Restated Declaration of Trust of Vanstar Financing Trust dated as of October 2, 1996, among Jeffrey S. Rubin,
             Leslie J. Alvarez, John J. Dunican, Jr. and Wilmington Trust Company as trustees and Vanstar Corporation as sponsor (4)
    4.3 Indenture dated as of October 2, 1996 between Vanstar Corporation as issuer and Wilmington Trust Company as trustee (4)
    4.4 Form of 6 3/4% Preferred Securities (4) (incorporated by reference to Exhibit A-1 to Exhibit 4.2)
    4.5 Form of 6 3/4% Convertible Subordinated Debentures Due 2016 (4) (incorporated by reference to Exhibit B to Exhibit 4.2)
    4.6 Preferred Securities Guarantee Agreement dated October 2, 1996 between Vanstar Corporation as guarantor and Wilmington Trust Company as preferred guarantee trustee (4)
***10.1 Form of Indemnity Agreement between the Company and each of its directors and certain officers (1)
   10.2 Second Amended and Restated Financing Program Agreement dated April 30, 1995, between the Registrant and IBM Credit Corporation ("IBMCC"), as amended (1)
 **10.3 Distribution and Services Agreement dated January 31, 1994, between the Registrant and Merisel FAB, Inc., as amended (1)
   10.4 Amended and Restated Registration Rights Agreement dated as of May 18, 1995, among the Registrant, NYNEX Worldwide Services Group, Inc., Warburg, Pincus Capital Company, L.P., WP Capco, Inc., William Y. Tauscher, Richard H. Bard and Microsoft Corporation (1)
   10.5 Lease Agreement dated as of July 14, 1988, entered into between the Registrant and Rosewood Associates (1)
   10.6 Real Estate Mortgage dated as of April 6, 1978, entered into between Danners, Inc. and New England Mutual Life Insurance Company and the subsequent Contract for Purchase of Real Estate/ Offer to Purchase Real Estate dated as of April 26, 1991, entered into between the Registrant and Cheyenne Plaza Associates (1)
   10.7 Lease Agreement dated as of December 9, 1993, entered into between the Registrant and WRC Properties, Inc. (1)

    10.8     Lease Agreement dated as of August 21, 1991, entered into among the Registrant, Lincoln Las Positas and Patrician Associates,
             Inc. (1)
    10.9     Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of March 27, 1995, entered into among the Registrant, Thomas G.
             Allan and Annie L. Henry (1)
    10.10    Lease Agreement dated as of March 29, 1994, entered into between the Registrant and TMC Properties, Inc. (1)
    10.11    Lease Agreement dated as of November 1, 1991, entered into between the Registrant and ASC North Fulton Associates Joint
             Venture (1)
    10.12    Agreement, dated May 29, 1996, between the Registrant and
             Donaldson Lufkin & Jenrette Securities Corporation (3)
    10.13    Agreement for Purchase and Sale of Property dated June 3, 1996 entered into between the Registrant and Duke Realty Limited
             Partnership (5)
    10.14    Lease Agreement dated as of June 3, 1996 entered into between the
             Registrant and Duke Realty Limited Partnership (5)
    10.15    Lease Agreement dated as of May 30, 1996 entered into between the
             Registrant and Dugan Realty, L.L.C. (5)
    10.16    Lease Agreement dated as of June 3, 1996 entered into between the
             Registrant and Duke Realty Limited Partnership (5)
    10.17    Lease Amendment dated May 15, 1996 entered into between the
             Registrant and Rosewood Associates (5)
    10.18    Asset Purchase Agreement by and among the Registrant, VST West,
             Inc. and Dataflex Corporation and Dataflex Southwest Corporation,
             dated as of May 24, 1996 (2)
 ***10.19    1988 Stock Option Plan (1) (incorporated by reference to Exhibit
             4.1)
 ***10.20    Form of Nontransferable Non-Qualified Stock Option Agreement
             under the 1988 Stock Option Plan of the Registrant (1)
             (incorporated by reference to Exhibit 4.2)
 ***10.21    1993 Stock Option/Stock Issuance Plan (1) (incorporated by reference to Exhibit 4.3)
 ***10.22    Form of Stock Option Grant and Stock Purchase Agreement under the
             1993 Stock Option Plan (1) (incorporated by reference to
             Exhibit 4.4)
    10.23    Employee Stock Purchase Plan (1) (incorporated by reference to
             Exhibit 4.5)
 ***10.24    1996 Stock Option/Stock Issuance Plan, as amended (4)
             (incorporated by reference to Exhibit 10.25)
    10.25    Amendment No. 5 to Second Amended and Restated Financing Program
             Agreement, dated September 25, 1996, between the Registrant and
             IBMCC (6)
    10.26    Amendment No. 6 to Second Amended and Restated Financing Program
             Agreement, dated December 20, 1996, between the Registrant and
             IBMCC (7) (incorporated by reference to Exhibit 10.3)
    10.27    Receivables Purchase Agreement, dated December 20, 1996, among
             Vanstar Finance Co., as seller, the Registrant, as servicer,
             Pooled Accounts Receivable Capital Corporation, as purchaser, and
             Nesbitt Burns Securities, Inc., as agent (7) (incorporated by reference to Exhibit 10.1)
    10.28    Purchase and Contribution Agreement, dated as of December 20,
             1996, between the Registrant and Vanstar Finance Co. (7)
             (incorporated by reference to Exhibit 10.2)
    10.29    Intercreditor Agreement, dated as of December 20, 1996, among
             PAR Accounts Receivable Capital Corporation, the Registrant,
             Vanstar Finance Co., and Nesbitt Burns Securities, Inc. (7)
             (incorporated by reference to Exhibit 10.4)
   *10.30    Assignment, Consent to Assignment and Assumption, and Release
             Agreement, dated as of March 28, 1997, by and among the
             Registrant, Merisel, Inc., Merisel FAB, Inc., and ComputerLand
             Corporation
****10.31    Amendment No. 15, dated as of March 28, 1997, to Distribution and
             Services Agreement between the Registrant and ComputerLand
             Corporation
   *11.1     Statement of Computation of Earnings Per Share
   *21       List of Subsidiaries
   *23       Consent of Ernst & Young LLP
   *27       Financial Data Schedule

    (1) Incorporated by reference to exhibits with the corresponding numbers (except as otherwise noted) filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-80297) as declared effective by the Commission on March 8, 1996.

    (2) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 24, 1996.

    (3) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated May 29, 1996.

    (4) Incorporated by reference to exhibits with the corresponding numbers (except as otherwise noted) filed with that Registration Statement on Form S-1 (Reg. Nos. 333-16307 and 333-16307-01)
            filed by the Registrant and Vanstar Financing Trust, as declared effective by the Commission on January 15, 1997.

   (5) Incorporated by reference to exhibits with the corresponding numbers filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

   (6) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996.

   (7) Incorporated by reference to exhibits with the indicated numbers filed with the Registrant's Current Report on Form 8-K dated December 26, 1996 and filed with the Commission on January 10, 1997.

    *       Filed herewith.

    ** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act of 1933, as amended.

    ***     Management contract or compensatory plan or arrangement.

    **** Filed herewith; however, portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

        (b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1997.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VANSTAR CORPORATION
                                    (Registrant)


Dated:  July 21, 1997            By:  /s/ WILLIAM Y. TAUSCHER
                                      ----------------------------
                                      William Y. Tauscher
                                      CHAIRMAN OF THE BOARD AND
                                      CHIEF EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                               TITLE                                    DATED
      ---------                               -----                                    -----
/s/ WILLIAM Y. TAUSCHER         Chairman of the Board, Chief Executive Officer      July 21, 1997
---------------------------     and Director (Principal Executive Officer)
   William Y. Tauscher

/s/ KAUKO O. ARONAHO            Senior Vice President and Chief Financial Officer    July 21, 1997
---------------------------     (Principal Financial and Accounting Officer)
     Kauko O. Aronaho

/s/ JAY S. AMATO                President, Chief Operating Officer and Director      July 21, 1997
---------------------------
       Jay S. Amato

/s/ JOHN W. AMERMAN             Director                                             July 21, 1997
---------------------------
      John W. Amerman

/s/ RICHARD H. BARD             Director                                             July 21, 1997
---------------------------
      Richard H. Bard

/s/ STEPHEN W. FILLO            Director                                             July 21, 1997
---------------------------
      Stephen W. Fillo

/s/ STEWART K.P. GROSS          Director                                             July 21, 1997
---------------------------
      Stewart K.P. Gross

/s/ WILLIAM H. JANEWAY          Director                                             July 21, 1997
---------------------------
      William H. Janeway

      SIGNATURE                               TITLE                                    DATED
      ---------                               -----                                    -----
/s/ JOHN R. OLTMAN              Director                                            July 21, 1997
---------------------------
      John R. Oltman

/s/ JEFFREY S. RUBIN            Director                                            July 21, 1997
---------------------------
      Jeffrey S. Rubin


/s/ JOHN L. VOGELSTEIN          Director                                            July 21, 1997
---------------------------
      John L. Vogelstein


/s/ JOSH S. WESTON              Director                                            July 21, 1997
---------------------------
      Josh S. Weston