Form 10-Q
period 1997-07-31
VANSTAR CORP
filed 1997-09-15
CIK 1004939

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1997

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                        Commission file number 1-14192

--------------------------------------------------------------------------------

                              VANSTAR CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

--------------------------------------------------------------------------------

            DELAWARE                                     94-2376431
(State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                1100 Abernathy Road, Building 500, Suite 1200
                            Atlanta, Georgia 30328
                   (Address of Principal Executive Offices)

                                (770) 522-4700
             (Registrant's Telephone Number, Including Area Code)

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

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 43,195,187 on September 9, 1997.

                              VANSTAR CORPORATION

                                   FORM 10-Q

                                     INDEX
                        PART I. FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of July 31, 1997 and
            April 30, 1997                                               3

          Consolidated Statements of Income for the Three
            Months Ended July 31, 1997 and 1996                          4

          Consolidated Statement of Stockholders' Equity                 5

          Consolidated Statements of Cash Flows for the Three
            Months Ended July 31, 1997 and 1996                          6

          Notes to Consolidated Financial Statements                     8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11


                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             16

Item 2.   Changes in Securities                                         16

Item 6.   Exhibits and Reports on Form 8-K                              17

          Signatures                                                    18

1. FINANCIAL STATEMENTS

                             VANSTAR CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                               JULY 31,    APRIL 30,
                                                                                 1997         1997
                                                                              -----------  ----------
                                                                              (UNAUDITED)
                                    ASSETS
Current assets:

 Cash......................................................................   $  10,493   $    5,686

 Receivables, net of allowance for doubtful accounts of
   $8,375 at July 31, 1997 and $8,610 at April 30, 1997....................     271,292      180,225

 Inventories...............................................................     470,394      389,592

 Deferred income taxes.....................................................      12,906       14,855

 Prepaid expenses and other current assets.................................      12,900        8,618
                                                                             -----------  ----------
     Total current assets...................................................    777,985      598,976

Property and equipment, net................................................      42,732       39,240

Other assets, net..........................................................      67,684       63,775

Goodwill, net of accumulated amortization of $6,391 at July 31,
  1997 and $5,640 at April 30, 1997........................................     106,564       56,652
                                                                             -----------  ----------
                                                                              $ 994,965   $  758,643
                                                                             -----------  ----------
                                                                             -----------  ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable..........................................................   $ 354,026   $  255,147

 Accrued liabilities.......................................................      42,532       34,392

 Deferred revenue..........................................................      22,695       21,821

 Short-term borrowings.....................................................     196,771       74,402

 Current maturities of long-term debt......................................       4,519        4,785
                                                                             -----------  ----------

    Total current liabilities..............................................     620,543      390,547

Long-term debt, less current maturities....................................       4,960        5,946

Other long-term liabilities................................................       1,421          661

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trust holding solely
  convertible subordinated debt securities of the Company..................     194,603      194,518

Stockholders' equity:
  Common stock, $.001 par value: 100,000,000 shares
   authorized, 42,989,652 shares issued and outstanding at July 31,
   1997; 42,896,779 shares issued and outstanding at April 30, 1997........          43           43
  Additional paid-in capital...............................................     126,670      125,926
  Retained earnings........................................................      46,725       41,002
                                                                             -----------  ----------
    Total stockholders' equity.............................................     173,438      166,971
                                                                             -----------  ----------

                                                                              $ 994,965   $  758,643
                                                                             -----------  ----------
                                                                             -----------  ----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             VANSTAR CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                  (unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    JULY 31,
                                                                             ----------------------
                                                                                1997        1996
                                                                             ----------  ----------
Revenue:
  Product..................................................................  $  581,249  $  490,065
  Services.................................................................      99,385      69,025
                                                                             ----------  ----------
    Total revenue..........................................................     680,634     559,090
                                                                             ----------  ----------
Cost of revenue:
  Product..................................................................     524,645     441,593
  Services.................................................................      63,411      39,375
                                                                             ----------  ----------
    Total cost of revenue..................................................     588,056     480,968
                                                                             ----------  ----------

Gross margin...............................................................      92,578      78,122

Selling, general and administrative expenses...............................      73,458      56,896
                                                                             ----------  ----------

Operating income...........................................................      19,120      21,226

  Interest income..........................................................         404         882
  Financing expense, net...................................................      (5,792)     (6,611)
                                                                             ----------  ----------

Income from continuing operations before income taxes
  and distributions on preferred securities of Trust.......................      13,732      15,497
Income tax provision.......................................................      (4,944)     (5,734)
                                                                             ----------  ----------

Income from continuing operations before
  distributions on preferred securities of Trust...........................       8,788       9,763
Distributions on convertible preferred securities of
  Trust (less income taxes of $1,253)......................................      (2,228)         --
                                                                             ----------  ----------
Net income.................................................................  $    6,560  $    9,763
                                                                             ----------  ----------
                                                                             ----------  ----------

Primary and fully diluted earnings per share...............................  $     0.15  $     0.23
                                                                             ----------  ----------
                                                                             ----------  ----------

Shares used in per share calculation.......................................     44,033      43,141
                                                                            ----------  ----------
                                                                            ----------  ----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             VANSTAR CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                 (unaudited)

                                                                COMMON STOCK       ADDITIONAL                TOTAL
                                                           ----------------------   PAID-IN    RETAINED   STOCKHOLDERS'
                                                            SHARES      AMOUNT      CAPITAL    EARNINGS      EQUITY
                                                           ---------  -----------  ----------  ---------  ------------
Balance at April 30, 1997................................     42,897   $      43   $  125,926  $  41,002   $  166,971

Net income...............................................                                          6,560        6,560
Issuance of Common Stock for the exercise of stock
  options, including tax benefit.........................         93                      744                    744
Unrealized holding loss on available-for-sale
  securities.............................................                                           (837)       (837)
                                                           ---------   ---------   ----------  ---------  ------------
Balance at July 31, 1997.................................     42,990   $      43   $  126,670  $  46,725  $  173,438
                                                           ---------   ---------   ----------  ---------  ------------
                                                           ---------   ---------   ----------  ---------  ------------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             VANSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)

                                                        THREE MONTHS ENDED
                                                             JULY 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
Cash Flows from Operating Activities:
  Net income.........................................  $   6,560  $   9,763
  Adjustments:
   Depreciation and amortization.....................      5,049      3,870
   Deferred income taxes.............................      3,688      5,734
   Change in provision for doubtful accounts.........       (255)    (1,779)
   Changes in operating assets and liabilities:
    Receivables......................................    (74,523)    30,867
    Inventories......................................    (68,094)    20,379
    Prepaid expenses and other assets................     (5,573)       294
    Accounts payable.................................     61,498     31,726
    Accrued and other liabilities....................     (1,738)    (6,448)
                                                       ---------  ---------
      Total adjustments..............................    (79,948)    84,643
                                                       ---------  ---------
Net cash provided by (used in) operating
 activities..........................................    (73,388)    94,406

Cash Flows from Investing Activities:
  Capital expenditures...............................     (6,693)    (3,148)
  Proceeds from sales of building....................         --      3,125
  Purchase of business, net of cash acquired.........    (32,486)   (34,532)
                                                       ---------  ---------
Net cash used in investing activities................    (39,179)   (34,555)

Cash Flows from Financing Activities:
  Payments on long-term debt.........................     (5,739)    (1,903)
  Borrowings (repayments) under line of credit, net..    122,369    (58,772)
  Issuance ofcommon stock............................        744         --
                                                       ---------  ---------
Net cash provided by (used in) financing activities..    117,374    (60,675)
                                                       ---------  ---------

Net Increase (Decrease) in Cash......................      4,807       (824)
  Cash at beginning of the period....................      5,686     14,498
                                                       ---------  ---------
Cash at End of the Period............................  $  10,493  $  13,674
                                                       ---------  ---------
                                                       ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.........................................  $   2,177  $   6,678
                                                       ---------  ---------
                                                       ---------  ---------
    Discounts and net expenses on receivable
     Securitization..................................  $   2,760  $      --
                                                       ---------  ---------
                                                       ---------  ---------
    Distributions on preferred securities of Trust...  $   3,396         --
                                                       ---------  ---------
                                                       ---------  ---------
    Income taxes, net of refunds.....................  $     628        (77)
                                                       ---------  ---------
                                                       ---------  ---------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             VANSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)
                                 (Continued)

                                                        THREE MONTHS ENDED
                                                             JULY 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
Supplemental disclosure of noncash investing
  and financing activities:
  Dataflex Regions purchase:
    Fair value of assets purchased...................             $  46,371
    Cash paid, net of cash received..................               (34,532)
                                                                  ---------
    Liabilities assumed..............................             $  11,839
                                                                  ---------
                                                                  ---------
  Sysorex purchase:
    Fair value of assets purchased...................  $  85,451
    Cash paid, net of cash received..................    (32,486)
                                                       ---------
    Liabilities assumed..............................  $  52,965
                                                       ---------
                                                       ---------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

     The financial statements for Vanstar Corporation (the "Company") for the three months ended July 31, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the effect of stock options which are dilutive will be excluded. The change would have no effect on the primary earnings per share for the first quarter ended July 31, 1997 and would have increased primary earnings per share for the quarter ended July 31, 1996 by $0.01. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

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

     During October 1996, Vanstar Financing Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, sold 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The Convertible Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion rate of 1.739 shares for each Convertible Preferred Security (equivalent to a conversion price of $28.75 per share of the Company's Common Stock), subject to adjustment in certain circumstances. Distributions on Convertible Preferred Securities accrue at an annual rate of 6-3/4% of the liquidation value of $50 per Convertible

Preferred Security and are included in "Distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income. The proceeds of the private placement, which totaled $194.5 million (net of initial purchasers' discounts and estimated offering expenses totaling $6.7 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the Consolidated Balance Sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Convertible Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Convertible Preferred Securities.

     The Trust invested the proceeds of the offering in 6-3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6-3/4% per annum generally payable quarterly on July 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem Convertible Preferred Securities on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole asset of the Trust is $207.5 million aggregate principal amount of the Debentures. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

4. SALE OF ACCOUNTS RECEIVABLE

     Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established a revolving funding trade receivables securitization facility (the "Securitization Facility") which provides the Company with up to $175 million in available credit. In August 1997, the available credit under the Securitization Facility was increased to $200 million. In connection with the Securitization Facility, the Company sells on a revolving basis, certain of its trade receivables ("Pooled Receivables") to the special purpose corporation which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The amount of the Pooled Receivables, which totaled $290.9 million at July 31, 1997, is reflected as a reduction to receivables. The Company retains an interest in certain of the assets sold. At July 31, 1997, the amount of that retained interest totaled $130.5 million and is included in receivables. The Company is retained as servicer of the Pooled
Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $175 million as of July 31, 1997. Such proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. Discounts and net expenses associated with the sales of the receivables totaling $2.8 million are included in financing expenses, net on the consolidated statements of income for the three months ended July 31, 1997.

5. FINANCING EXPENSES, NET

     Financing expenses, net includes interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and discounts and net expenses associated with the Company's Securitization Facility.

6. ACQUISITIONS

     On May 24, 1996, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and business operations previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region (the "Dataflex Regions"). The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah and reported revenues of approximately $145 million for the fiscal year ended March 31, 1996. The purchase price of the Dataflex Regions, net of cash received, was $37.7 million.

     On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services in Ohio and throughout the upper mid-western United States. A total of 300,000 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with this acquisition. For the calendar year ended December 31, 1995, Mentor Technologies reported revenues of approximately $5.5 million.

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

     On January 9, 1997, the Company acquired inventory and equipment from DCT Systems, Inc., a Minnesota corporation, Niloy, Inc., a Georgia corporation, and NCT Systems, Inc., an Illinois corporation (collectively, "DCT"). The Company purchased certain specified assets for $4.0 million. In addition, DCT could receive a maximum of 180,000 shares of the Company's Common Stock upon the satisfaction of certain conditions. The Company also entered into a servicing and marketing agreement on January 9, 1997 whereby the Company will provide certain computer products and billing services to DCT. Based upon certain criteria under the servicing and marketing agreement, DCT also may receive, at DCT's election, cash or up to 40,000 additional restricted shares of the Company's Common Stock.

     On July 7, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider. The purchase price was approximately $46.0 million, subject to post closing adjustments, and a contingent payment of 500,000 shares of the Company's common stock based on the future financial performance of the acquired business.

     The acquisitions of the Dataflex Regions, DCT and Sysorex were accounted for as purchases and the excess cost over the fair value of net assets acquired for each acquisition is being amortized on a straight line basis over a 25 year period. The operations of these acquisitions are included in the consolidated statements of income from the respective dates of acquisition.

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

7. COMMITMENTS AND CONTINGENCIES

     On July 3, 1997, a purported class action suit was filed against the Company and various other parties by a Trust claiming to be a stockholder of the Company. The Company believes that the plaintiff's allegations are without merit and intends to defend the suit vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the Company's substantial indebtedness, the fact that the Company has experienced significant fluctuations in revenues and operating results, the risks associated with managing the Company's inventory and service offerings in light of product life cycles and technological change, the risks associated with implementing management responses to changing technology and market conditions, the Company's relationship with its significant customers, intense price competition in the Company's markets and the Company's dependence upon its key vendors. As a result, the actual results realized by the Company could differ materially from the results discussed in the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

     When compared to the results for the three months ended July 31, 1996, the Company's results of operations for the three months ended July 31, 1997 were impacted by the following transactions. On May 24, 1996, the Company acquired substantially all of the assets and liabilities of the Dataflex Regions. The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah. On September 4, 1996, the Company acquired Mentor Technologies, an Ohio limited partnership providing training and educational services in Ohio and throughout the upper mid-western United States. During October 1996, the Company, through the Trust, issued 4,025,000 Convertible Preferred Securities. Those securities are convertible into the Company's $.001 par value common stock (the "Common Stock") and pay cumulative cash distributions at an annual rate of 6-3/4% of the liquidation amount of $50 per security. On December 16, 1996, the Company acquired Contract Data Services, Inc., a North Carolina corporation providing outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software ("CDS"). On July 7, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Sysorex, a government technology provider for a purchase price of approximately $46.0 million, subject to post closing adjustments, and a contingent payment of 500,000 shares of Common Stock based on the future financial performance of the acquired business. Effective December 20, 1996, the Company established the Securitization Facility which provided the Company with up to $175 million in available credit. In connection with the Securitization Facility the Company sells, on a revolving basis through a wholly-owned non-consolidated subsidiary, an undivided interest in the Pooled Receivables. In August 1997, the available credit under the Securitization Facility was increased to $200 million.

     Vanstar's four primary sources of revenue are; product, life cycle services, professional services and other services. The Company refers to the integration of the offerings of design and consulting, acquisition and deployment, operation and support, and enhancement and migration as "Life Cycle Management." For larger clients, the Company can manage every phase of the Life Cycle of it customers' PC networks. Product revenue is primarily derived from the sale of computer hardware, software, peripherals, and communication devices manufactured by third parties and sold by the Company, principally to implement integration projects. Life Cycle services revenue is derived primarily from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Professional services revenue is derived primarily from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Professional services revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support. Other services revenue is derived primarily from training and education services and from fees earned on the distribution services agreement with ComputerLand Corporation (formerly with Merisel FAB, Inc.). Pursuant to that distribution services agreement, the Company provides product distribution to franchises and affiliates of ComputerLand Corporation ("ComputerLand"), a subsidiary of Synnex Information Technologies, Inc. ("Synnex").

     The following table sets forth for the unaudited periods indicated, the Company's (i) total revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue (Dollars in thousands).

                                                THREE MONTHS ENDED
                                                    JULY 31,
                                             ----------------------
      REVENUE:                                   1997        1996
                                             ----------  ----------
      Product..............................  $  581,249  $  490,065
      Services:
       Life Cycle..........................      56,194      38,939
       Professional........................      35,053      21,698
       Other...............................       8,138       8,388
                                             ----------  ----------
          Total revenue....................  $  680,634  $  559,090
                                             ----------  ----------
                                             ----------  ----------
      GROSS MARGIN:
      Product..............................  $   56,604  $   48,472
      Services:
       Life Cycle..........................      15,867      14,485
       Professional........................      14,692       8,417
       Other...............................       5,415       6,748
                                             ----------  ----------
          Total gross margin...............  $   92,578  $   78,122
                                             ----------  ----------
                                             ----------  ----------
      GROSS MARGIN PERCENTAGE:
      Product..............................         9.7%        9.9%
      Services:
        Life Cycle.........................        28.2%       37.2%
        Professional.......................        41.9%       38.8%
        Other..............................        66.5%       80.4%
                                              ----------  ----------
          Total gross margin percentage....        13.6%       14.0%
                                              ----------  ----------
                                              ----------  ----------
      Selling, general and
        Administrative expenses............  $   73,458  $   56,896
         % of total revenue................        10.8%       10.2%

      Operating income.....................  $   19,120  $   21,226
         % of total revenue................         2.8%        3.8%


THREE MONTHS ENDED JULY 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1996

     PRODUCT. Revenue increased 18.6% to $581.2 million for the three months ended July 31, 1997 from $490.1 million for the three months ended July 31, 1996. The Company believes that this increase is a result of the Company's successful sales and marketing efforts and increased sales resulting from acquisitions. Gross margin increased 16.8% to $56.6 million for the three months ended July 31, 1997 from $48.5 million for the three months ended July 31, 1996. Gross margin percentage decreased to 9.7% for the three months ended July 31, 1997 from 9.9% for the three months ended July 31, 1996. Vanstar operates in a very aggressive price environment that will continue to put pressure on gross margin received from product sales.

     LIFE CYCLE SERVICES. Revenue increased 44.3% to $56.2 million for the three months ended July 31, 1997 from $38.9 million for the three months ended July 31, 1996. This increase was the result of increased demand for the Company's overall Life Cycle service offerings and increased sales as a result of the acquisition of CDS. Gross margin increased 9.5% to $15.9 million for the three months ended July 31, 1997 from $14.5 million for the three months ended July 31, 1996. Gross margin percentage decreased to 28.2% for the three months ended July 31, 1997 compared with 37.2% for the three months ended July 31, 1996. As the Company continues to improve the processes of its enhanced service delivery model, additional resources are being focused on training and a high level of customer service. The Company hopes to realize productivity benefits from these efforts in the second half of the fiscal year.

     PROFESSIONAL SERVICES. Revenue increased 61.5% to $35.1 million for the three months ended July 31, 1997 from $21.7 million for the three months ended July 31, 1996. This increase was a result of increased demand for the Company's higher-end consulting, design and project management services, as well as higher rates charged for those services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher performance technologies and increased utilization of client/server networks. Gross margin increased 74.6% to $14.7 million for the three months ended July 31, 1997 from $8.4 million for the three months ended July 31, 1996. Gross margin percentage increased to 41.9% for the three months ended July 31, 1997 from 38.8% for the three months ended July 31, 1996. The increase in gross margin percentage resulted from higher utilization rates, as well as higher rates charged for professional services, which were partially offset by higher labor costs.

     OTHER SERVICES. Revenue decreased 3.0% to $8.1 million for the three months ended July 31, 1997 from $8.4 million for the three months ended July 31, 1996 primarily due to a decrease in the fees earned on the distribution agreement with Synnex's subsidiary, ComputerLand. Gross margin decreased 19.8% to $5.4 million for the three months ended July 31, 1997 from $6.7 million for the three months ended July 31, 1996. Gross margin percentage decreased to 66.5% for the three months ended July 31, 1997 from 80.4% for the three months ended July 31, 1996. The decline in gross margin percentage was primarily the result of the higher contribution of training and education revenue to total other services revenue. Training and education revenue accounted for 50.3% of the total other services revenue for the three months ended July 31, 1997, up from 31.7% for the three months ended July 31, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 29.1% to $73.5 million for the three months ended July 31, 1997 from $56.9 million for the three months ended July 31, 1996. Selling, general and administrative expenses as a percentage of revenue increased to 10.8% for the three months ended July 31, 1997 from 10.2% for the three months ended July 31, 1996.

     OPERATING INCOME. Operating income decreased 9.9% to $19.1 million for the three months ended July 31, 1997 from $21.2 million for the three months ended July 31, 1996. Operating income as a percentage of total revenue decreased to 2.8% for the three months ended July 31, 1997 from 3.8% for the three months ended July 31, 1996.

     FINANCING EXPENSES, NET. Financing expenses, net for the three months ended July 31, 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and net expenses associated with the Company's Securitization Facility. Financing expenses, net for the three months ended July 31, 1996 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC. Financing expenses decreased 12.4% to $5.8 million for the three months ended July 31, 1997 from $6.6 million for the three months ended July 31, 1996 due to lower average borrowings, lower interest rates and cost reductions resulting from the sales of certain trade receivables. The decline in borrowings which resulted in lower financing expenses was due to the issuance of the Debentures to the Trust in October 1996, the proceeds of which were used to repay borrowings under the financing agreement with IBMCC combined with the establishment of the Securitization Facility in December 1996 (see notes 3 and 4 of Notes to Consolidated Financial Statements).

     TAXES. The effective tax rates for the three months ended July 31, 1997 and 1996 of 36% and 37%, respectively, were different than the U.S. statutory rate of 35% primarily due to state tax provisions. At July 31, 1997 and April 30, 1997, the Company has recorded net deferred tax assets of $12.9 million and $14.9 million, respectively. The full realization of the deferred tax assets carried at July 31, 1997 is dependent upon the Company achieving sufficient future pretax earnings prior to the expiration of the net operating loss carryforwards. The net operating loss carryforwards expire in the years 2000 through 2010. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

     DISTRIBUTIONS ON CONVERTIBLE PREFERRED SECURITIES OF TRUST, NET OF TAX. In October 1996, the Trust issued 4,025,000 Convertible Preferred Securities as part of a refinancing plan directed at reducing the Company's overall interest costs. Distributions on Convertible Preferred Securities accrue at an annual rate of 6-3/4% of the liquidation value of $50 per security and are included in "Distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income (see note 3 of Notes to Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended July 31, 1997, the Company utilized cash generated from operations, including sales of certain of its trade receivables to fund its revenue growth, working capital requirements, payments on its long-term debt and purchases of businesses and capital equipment.

     Effective December 20, 1996, the Company established the Securitization Facility, providing the Company with up to $175 million in available credit. Pursuant to the Securitization Facility, the Company, through a wholly-owned subsidiary, sells an undivided percentage ownership interest in the Pool Receivables. As of July 31, 1997, the proceeds of the sales totaled $175 million. In August 1997, the available credit under the Securitization Facility was increased to $200 million.

     The Company's operating activities used cash of $73.4 million for the three months ended July 31, 1997 as a result of increases in accounts receivable and inventory offset by increases in accounts payable. The increase in accounts receivable was a result of increased sales. The increase in inventory and accounts payable was a result of large buy-ins from computer manufacturers.

     During the three months ending July 31, 1997, the Company used cash of $32.5 million (net of cash acquired) to purchase Sysorex and used $5.8 million to make payments on certain long term obligations. During this period, the Company also used cash of $6.7 million for capital expenditures. The Company plans to make additional investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1998.

     The Company currently has a $350 million line of credit under its Financing Program Agreement with IBMCC. At July 31, 1997 the Company had $346.8 million outstanding under this facility of which $150.0 million is included in accounts payable and $196.8 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of July 31, 1997 amounts borrowed under the line of credit bear interest at prime minus 0.80%. The line of credit expires October 31, 1998.

     The Company believes that future cash generated from operations together with its Financing Program Agreement and Securitization Facility will be sufficient to meet its cash requirements through at least fiscal year 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 3, 1997, a trust claiming to have purchased shares of Common Stock, filed suit in Superior Court of the State of California, County of Santa Clara, against the following persons or entities: the Company; certain directors and officers of the Company; the Company's principal stockholder, Warburg Pincus Capital Company, L.P., and certain of its affiliates; and Robertson Stephens & Co., Alex. Brown & Sons, Inc. and The Robinson-Humphrey Company, Inc., each of which served as an underwriter in the Company's initial public offering in March 1996. The plaintiff also seeks class action status under California law and purports to represent a class of purchasers of the Common Stock between March 11, 1996 and January 23, 1997. In its original complaint, the plaintiff purports to state three causes of action under California law, alleging generally, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiff, as a holder of the Common Stock, suffered damage as a result thereof. The plaintiff seeks compensatory and punitive damages in an unspecified amount, together with other relief. The suit is entitled DAVID T. O'NEAL TRUST, DATED 4/1/77, V. VANSTAR CORPORATION, ET AL., Case No. CV767266. The Company believes that the plaintiff's allegations are without merit and intends to defend the suit vigorously.

     Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a materially adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 2. CHANGES IN SECURITIES

     On July 7, 1997, the Company, through a wholly-owned subsidiary, acquired certain of the assets and assumed certain of the liabilities of Sysorex. The purchase price was approximately $46.0 million, including net liabilities of approximately $11.0 million, subject to certain post-closing adjustments, and a contingent payment of 500,000 shares of the Common Stock if the acquired business meets certain financial performance criteria.

     The transaction resulting in the issuance of the contingent payment obligation and the right to receive shares of the Common Stock in respect thereof was effected in a private transaction in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), contained in Section 4(2) of the Act and/or Regulation D promulgated under the Act. The contingent payment obligation was issued to a single purchaser (Sysorex), which was provided with access to all relevant information regarding the Company and which represented to the Company that it was an "accredited investor," as defined under the Act, and that the contingent payment obligation and any Common Stock to be issued pursuant thereto were being acquired for investment purposes and not with a view toward resale or distribution.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

      EXHIBIT
        NO.      DESCRIPTION
      --------   -----------
      11.1*      Computation of Per Share Earnings
        27*      Financial Data Schedule


      * Filed herewith

B. REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed by the Company during the quarter ended July 31, 1997.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VANSTAR CORPORATION

Dated: September 15, 1997            By:    /s/Kauko Aronaho

                                     Name:  Kauko Aronaho
                                     Title: Senior Vice President and Chief
                                            Financial Officer