Form 10-K/A
period 1997-04-30
VANSTAR CORP
filed 1997-10-15
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1


(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    For the fiscal year ended April 30, 1997

                                      OR

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                               ACT OF 1934 For the
                  transition period from          to
                                        ---------    ---------

                         Commission file number: 1-14192


                               VANSTAR CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             94-2376431
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                               1100 Abernathy Road
                            Building 500, Suite 1200
                             Atlanta, Georgia 30328
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 522-4700

Securities registered pursuant to Section 12 (b) of the Act:
             Title of each class      Name of each exchange on which registered
             -------------------      -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") filed with the Securities and Exchange Commission, are incorporated by reference into Part III of the Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VANSTAR CORPORATION
                                                (Registrant)


Dated:  October 14, 1997                    By:      /s/ William Y. Tauscher
                                                     -----------------------
                                                     William Y. Tauscher
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------
*10.31            Amendment No. 15, dated as of March 28, 1997, to Distribution and Services Agreement between the Registrant and ComputerLand
                  Corporation


* Confidential portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.