Form 10-Q
period 1997-10-31
VANSTAR CORP
filed 1997-12-15
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                October 31, 1997

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

         The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 43,279,242 on December 9, 1997.

                               VANSTAR CORPORATION

                                    FORM 10-Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION



                                                                                 Page
                                                                                ------
Item 1.     Financial Statements

            Consolidated Balance Sheets as of October 31, 1997 and
                 April 30, 1997                                                    3

            Consolidated Statements of Income for the Three and Six
                 Months Ended October 31, 1997 and 1996                            4

            Consolidated Statement of Stockholders' Equity                         5

            Consolidated Statements of Cash Flows for the Six
                 Months Ended October  31, 1997 and 1996                           6

            Notes to Consolidated Financial Statements                             8

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              11

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securities Holders                 17

Item 6.     Exhibits and Reports on Form 8-K                                      18

            Signatures                                                            19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               VANSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         OCTOBER 31,      APRIL 30,
                                                                             1997           1997
                                                                         -----------     ---------
                                   ASSETS                                (unaudited)

Current assets:
    Cash                                                                 $  9,943         $  5,686
    Receivables, net of allowance for doubtful accounts of
         $6,739 at October 31, 1997 and $8,610 at April 30, 1997          279,217          180,225
    Inventories                                                           461,763          389,592
    Deferred income taxes                                                   7,544           14,855
    Prepaid expenses and other current assets                              18,760            8,618
                                                                         --------         --------
          Total current assets                                            777,227          598,976
Property and equipment, net                                                45,246           39,240
Other assets, net                                                          71,299           63,775
Goodwill, net of accumulated amortization of $7,561 at October 31,
     1997 and $5,640 at April 30, 1997                                    105,214           56,652
                                                                         ========         ========
                                                                         $998,986         $758,643
                                                                         ========         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                     $340,165         $255,147
    Accrued liabilities                                                    32,143           34,392
    Deferred revenue                                                       28,447           21,821
    Short-term borrowings                                                 210,622           74,402
    Current maturities of long-term debt                                    4,089            4,785
                                                                         --------         --------
          Total current liabilities                                       615,466          390,547
Long-term debt, less current maturities                                     3,762            5,946
Other long-term liabilities                                                 1,376              661

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company              194,562          194,518


Stockholders' equity:
    Common stock, $.001 par value: 100,000,000 shares authorized,
         43,271,977 shares issued and outstanding at October 31, 1997,
         42,896,779 shares issued and outstanding at April 30, 1997            43               43
    Additional paid-in capital                                            129,779          125,926
    Retained earnings                                                      53,998           41,002
                                                                         --------         --------
          Total stockholders' equity                                      183,820          166,971
                                                                         --------         --------
                                                                         $998,986         $758,643
                                                                         ========         ========



           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        OCTOBER 31,               OCTOBER 31,
                                                 -----------------------   ---------------------------
                                                    1997          1996         1997           1996
                                                 ---------    ----------   -----------    ------------
Revenue:
   Product                                       $ 624,899    $ 463,057    $ 1,206,148    $   953,122
   Services                                        116,850       80,676        216,235        149,701
                                                 ---------    ---------    -----------    -----------
     Total revenue                                 741,749      543,733      1,422,383      1,102,823
                                                 ---------    ---------    -----------    -----------

Cost of revenue:
   Product                                         566,068      416,616      1,090,713        858,209
   Services                                         70,027       45,836        133,438         85,211
                                                 ---------    ---------    -----------    -----------
     Total cost of revenue                         636,095      462,452      1,224,151        943,420
                                                 ---------    ---------    -----------    -----------

Gross margin                                       105,654       81,281        198,232        159,403

Selling, general and administrative expenses        79,701       59,340        153,159        116,237
                                                 ---------    ---------    -----------    -----------
OPERATING INCOME                                    25,953       21,941         45,073         43,166

   Interest income                                     336          894            740          1,776
   Financing expense, net                           (8,277)      (4,253)       (14,069)       (10,864)
                                                 ---------    ---------    -----------    -----------

Income from operations before income taxes
  and distributions on preferred securities
  of Trust                                          18,012       18,582         31,744         34,078

Income tax provision                                (6,484)      (6,875)       (11,428)       (12,609)
                                                 ---------    ---------    -----------    -----------

Income from operations before distributions
  on preferred securities of Trust                  11,528       11,707         20,316         21,469
Distributions on convertible preferred
  securities of Trust, net of income taxes          (2,228)        (629)        (4,456)          (629)
                                                 ---------    ---------    -----------    -----------
NET INCOME                                       $   9,300    $  11,078    $    15,860    $    20,840
                                                 =========    =========    ===========    ===========

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE     $     .21    $     .26    $       .36    $       .49
                                                 =========    =========    ===========    ===========

Shares used in per share calculation                44,530       42,805         44,288         42,440
                                                 =========    =========    ===========    ===========


           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                   (unaudited)




                                          COMMON STOCK          ADDITIONAL                      TOTAL
                                      ---------------------      PAID-IN      RETAINED       STOCKHOLDERS'
                                        SHARES       AMOUNT      CAPITAL      EARNINGS          EQUITY
                                      ----------    -------     ----------    --------       -----------
Balance at April 30, 1997               42,897      $   43      $125,926      $ 41,002       $ 166,971

Net income                                   -           -             -        15,860          15,860
Issuance of Common Stock:
     Employee stock purchase plan          190           -         2,296             -           2,296
     Exercise of stock options,
          including tax benefit            185           -         1,557             -           1,557

Unrealized holding loss on
     Available-for-sale securities           -           -             -       (2,864)         (2,864)

                                        ======      ======      ========      ========       =========
Balance at October 31, 1997             43,272      $   43      $129,779      $ 53,998       $ 183,820
                                        ======      ======      ========      ========       =========
















           See accompanying notes to consolidated financial statements

                             VANSTAR CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)




                                                                         SIX MONTHS ENDED
                                                                            OCTOBER 31,
                                                                     ------------------------
                                                                        1997           1996
                                                                     ----------    ----------
Cash Flows from Operating Activities:
    Net income                                                       $  15,860     $  20,840
    Adjustments:
       Depreciation and amortization                                    11,177         7,821
       Deferred income taxes                                             8,920        12,239
       Change in provision for doubtful accounts                        (1,891)       (2,707)
       Changes in operating assets and liabilities:
          Receivables                                                  (81,298)       25,002
          Inventories                                                  (59,463)      (24,114)
          Prepaid expenses and other assets                            (16,912)       (4,033)
          Accounts payable                                              47,596       (13,682)
          Accrued and other liabilities                                 (5,309)       (5,919)
                                                                     ---------     ---------
             Total adjustments                                         (97,180)       (5,393)
                                                                     ---------     ---------
Net cash provided by (used in) operating activities                    (81,320)       15,447

Cash Flows from Investing Activities:

    Capital expenditures                                               (13,967)       (7,159)
    Proceeds from sale of building                                           -         3,125
    Purchase of business, net of cash acquired                         (32,486)      (35,633)
                                                                     ---------     ---------
Net cash used in investing activities                                  (46,453)      (39,667)

Cash Flows from Financing Activities:

    Payments on long-term debt                                          (7,367)       (3,264)
    Borrowings (repayments) under line of credit, net                  136,220      (173,581)
    Proceeds from issuance of convertible preferred securities
        of Trust, net                                                        -       194,561
    Issuance of common stock                                             3,177         4,096
                                                                     ---------     ---------
Net cash provided by (used in) financing activities                    132,030        21,812
                                                                     ---------     ---------

Net Increase (decrease) in Cash                                          4,257        (2,408)
    Cash at beginning of the period                                      5,686        14,498
                                                                     ---------     ---------
Cash at End of the Period                                            $   9,943     $  12,090
                                                                     =========     =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

         Interest                                                    $   7,078     $  13,009
                                                                     =========     =========
         Discounts and net expenses on receivables securitization    $   5,860     $       -
                                                                     =========     =========
         Distributions on preferred securities of Trust              $   6,792     $       -
                                                                     =========     =========
         Income taxes, net of refunds                                $   4,942     $   1,611
                                                                     =========     =========


           See accompanying notes to consolidated financial statements

                             VANSTAR CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)
                                 (Continued)



                                                                                       SIX MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                              ---------------------------------
                                                                                   1997                1996
                                                                              ----------------    -------------
Supplemental disclosure of noncash investing and financing
  activities:
     Dataflex Regions purchase:
          Fair value of assets purchased                                                          $      46,583
          Cash paid, net of cash received                                                               (35,547)
                                                                                                  =============
          Liabilities assumed                                                                     $      11,036
                                                                                                  =============
     Mentor Technologies purchase:
          Fair value of assets purchased                                                          $       3,315
          Cash paid, net of cash received                                                                   (86)
                                                                                                  =============
          Liabilities assumed                                                                     $       3,229
                                                                                                  =============
     Sysorex purchase:
          Fair value of assets purchased                                      $      85,448
          Cash paid, net of cash received                                           (32,486)
                                                                              =============
          Liabilities assumed                                                 $      52,962
                                                                              =============




























           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

       The financial statements for Vanstar Corporation ("Vanstar" or the "Company") for the three and six months ended October 31, 1997 and October 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

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

New Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the effect of stock options which are dilutive will be excluded. The change would have increased primary earnings per share by $0.01 for both the three and six months ended October 31, 1997 and would have increased primary earnings per share for the three and six months ended October 31, 1996 by $0.01 and $0.02, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

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

       During October 1996, Vanstar Financing Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, sold 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The Convertible Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion rate of 1.739 shares for each Convertible Preferred Security, subject to adjustment in certain circumstances. Distributions on Convertible Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Convertible Preferred Security and are included in "Distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income. The proceeds of the private placement, which totaled $194.6 million (net of initial purchasers' discounts and offering expenses totaling $6.7 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the Consolidated Balance Sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Convertible Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Convertible Preferred Securities.

         The Trust invested the proceeds of the offering in 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6 3/4% per annum generally payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem Convertible Preferred Securities on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole asset of the Trust is $207.5 million aggregate principal amount of the Debentures. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

4.    SALE OF ACCOUNTS RECEIVABLE

         Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established a revolving funding trade receivables securitization facility (the "Securitization Facility") which provides the Company with up to $175 million in available credit. In August 1997, the available credit under the Securitization Facility was increased to $200 million. In connection with the Securitization Facility, the Company sells on a revolving basis, certain of its trade receivables ("Pooled Receivables") to the special purpose corporation which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The amount of the Pooled Receivables, which totaled $319.2 million at October 31, 1997, is reflected as a reduction to receivables. The Company retains an interest in certain amounts of the assets sold. At October 31, 1997, the amount of that retained interest totaled $126.7 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized in the Consolidated Balance Sheets. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $200 million as of October 31, 1997. Such proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Discounts and net expenses associated with the sales of the receivables totaling $5.9 million are included in financing expenses, net on the Consolidated Statements of Income for the six months ended October 31, 1997.

5.  FINANCING EXPENSES, NET

         Financing expenses, net includes interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and discounts and net expenses associated with the Company's Securitization Facility.

6.  ACQUISITIONS

         On May 24, 1996, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and business operations previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region (the "Dataflex Regions"). The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah. The purchase price of the Dataflex Regions, net of cash received, was $37.7 million.

         On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services in Ohio and throughout the upper mid-western United States. A total of approximately 300,000 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with this acquisition.

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

         On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider. The purchase price was approximately $46.0 million, subject to post closing adjustments, and a contingent payment of 500,000 shares of the Company's common stock based on the future financial performance of the acquired business.

         The acquisitions of the Dataflex Regions, DCT and Sysorex were accounted for as purchases and the excess cost over the fair value of net assets acquired for each acquisition is being amortized on a straight-line basis over a 25 year period. The acquired operations are included in the Consolidated Statements of Income from the respective dates of acquisition.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the Company's substantial indebtedness, the fact that the Company has experienced significant fluctuations in revenues and operating results, the risks associated with managing the Company's inventory and service offerings in light of product life cycles and technological change, the risks associated with implementing management responses to changing technology and market conditions, the Company's relationship with its significant customers, intense price competition in the Company's markets and the Company's dependence upon its key vendors. As a result, the actual results realized by the Company could differ materially from the results discussed in the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

       When compared to the results for the three and six months ended October 31, 1996, the Company's results of operations for the three and six months ended October 31, 1997 were impacted by the following transactions. On May 24, 1996, the Company acquired substantially all of the assets and liabilities of the Dataflex Regions. The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah. On September 4, 1996, the Company acquired Mentor Technologies, an Ohio limited partnership providing training and educational services in Ohio and throughout the upper mid-western United States. During October 1996, the Trust issued 4,025,000 Convertible Preferred Securities. Those securities are convertible into the Company's $.001 par value common stock (the "Common Stock") and pay cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. On December 16, 1996, the Company acquired Contract Data Services, Inc., a North Carolina corporation providing outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software ("CDS"). On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex, a government technology provider, for a purchase price of approximately $46.0 million, subject to post-closing adjustments, and a contingent payment of 500,000 shares of Common Stock based on the future financial performance of the acquired business. Effective December 20, 1996, the Company established the Securitization Facility, which provided the Company with up to $175 million in available credit. In connection with the Securitization Facility the Company sells, on a revolving basis through a wholly-owned non-consolidated subsidiary, an undivided interest in the Pooled Receivables. In August 1997, the available credit under the Securitization Facility was increased to $200 million.

       Vanstar's four primary sources of revenue are: product, life cycle services, professional services and other services. The Company refers to the integration of the offerings of design and consulting, acquisition and deployment, operation and support, and enhancement and migration as "Life Cycle Management." For larger clients, the Company can manage every phase of the Life Cycle of its customers' PC networks. Product revenue is primarily derived from the sale of computer hardware, software, peripherals and communication devices manufactured by third parties and sold by the Company, principally to implement integration projects. Life Cycle services revenue is derived primarily from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Professional services revenue is derived primarily from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Professional services revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support. Other services revenue is derived primarily from training services and from fees earned on the distribution services agreement with ComputerLand Corporation (formerly with Merisel FAB, Inc.). Pursuant to that distribution services agreement, the Company provides product distribution to franchises and affiliates of ComputerLand Corporation ("ComputerLand"), a subsidiary of Synnex Information Technologies, Inc. ("Synnex").

       The following table sets forth for the unaudited periods indicated, the Company's (i) revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue.



                                         Three Months Ended            Six Months Ended
                                             October 31,                   October 31,
                                      ----------------------     -------------------------
                                         1997         1996          1997           1996
                                       --------     --------     ----------     ----------
                                                     (Dollars in thousands)
       REVENUE:
Product                                $624,899     $463,057     $1,206,148     $  953,122
Services:
   Life Cycle                            65,711       42,532        121,905         81,471
   Professional                          42,470       27,600         77,523         49,298
   Other                                  8,669       10,544         16,807         18,932
                                       --------     --------     ----------     ----------
      Total revenue                    $741,749     $543,733     $1,422,383     $1,102,823
                                       ========     ========     ==========     ==========
GROSS MARGIN:
Product                                $ 58,831     $ 46,441     $  115,435     $   94,913
Services:
   Life Cycle                            20,023       14,548         35,890         29,033
   Professional                          20,791       12,273         35,483         20,690
   Other                                  6,009        8,019         11,424         14,767
                                       --------     --------     ----------     ----------
      Total gross margin               $105,654     $ 81,281     $  198,232     $  159,403
                                       ========     ========     ==========     ==========
GROSS MARGIN PERCENTAGE:
Product                                     9.4%        10.0%           9.6%          10.0%
Services:
   Life Cycle                              30.5%        34.2%          29.4%          35.6%
   Professional                            49.0%        44.5%          45.8%          42.0%
   Other                                   69.3%        76.1%          68.0%          78.0%
                                       --------     --------     ----------     ----------
      Total gross margin percentage        14.2%        14.9%          13.9%          14.5%
                                       ========     ========     ==========     ==========
Selling, general and
   Administrative expenses             $ 79,701     $ 59,340     $  153,159     $  116,237
      % of total revenue                   10.7%        10.9%          10.8%          10.5%

Operating income                       $ 25,953     $ 21,941     $   45,073     $   43,166
      % of total revenue                    3.5%         4.0%           3.2%           3.9%


Three Months Ended October 31, 1997 as Compared to the Three Months Ended October 31, 1996

       Product. Revenue increased 35.0% to $624.9 million for the three months ended October 31, 1997 from $463.1 million for the three months ended October 31, 1996. This increase was a result of the Company's successful sales and marketing efforts and increased sales resulting from the Sysorex acquisition. Gross margin increased 26.7% to $58.8 million for the three months ended October 31, 1997 from $46.4 million for the three months ended October 31, 1996. Gross margin percentage decreased to 9.4% for the three months ended October 31, 1997 from 10.0% for the three months ended October 31, 1996 primarily due to the lower gross margins on sales to the federal government by the Company's Sysorex division. Vanstar operates in a very aggressive price environment that will continue to put pressure on gross margin received from product sales.

       Life Cycle services. Revenue increased 54.5% to $65.7 million for the three months ended October 31, 1997 from $42.5 million for the three months ended October 31, 1996. This increase was the result of increased demand for the Company's overall Life Cycle service offerings and increased sales as a result of the acquisition of CDS. Gross margin increased 37.6% to $20.0 million for the three months ended October 31, 1997 from $14.5 million for the three months ended October 31, 1996. Gross margin percentage decreased to 30.5% for the three months ended October 31, 1997 compared with 34.2% for the three months ended October 31, 1996. The Company continues to improve the processes of its enhanced service delivery model. The Company anticipates productivity improvements from these efforts in future quarters.

       Professional services. Revenue increased 53.9% to $42.5 million for the three months ended October 31, 1997 from $27.6 million for the three months ended October 31, 1996. This increase was a result of increased demand for the Company's higher-end consulting, design and project management services, as well as higher rates charged for those services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher-performance technologies and increased utilization of client/server networks. Gross margin increased 69.4% to $20.8 million for the three months ended October 31, 1997 from $12.3 million for the three months ended October 31, 1996. Gross margin percentage increased to 49.0% for the three months ended October 31, 1997 from 44.5% for the three months ended October 31, 1996. The increase in gross margin percentage resulted from higher utilization rates, as well as higher rates charged for professional services, which were partially offset by higher labor costs.

       Other services. Revenue decreased 17.8% to $8.7 million for the three months ended October 31, 1997 from $10.5 million for the three months ended October 31, 1996 primarily due to a 30.5 % decrease in the fees earned on the distribution agreement with Synnex's subsidiary, ComputerLand, as the Company transitions that business to Synnex. The Company expects to complete the transition during the third quarter. Gross margin decreased 25.1% to $6.0 million for the three months ended October 31, 1997 from $8.0 million for the three months ended October 31, 1996. Gross margin percentage decreased to 69.3% for the three months ended October 31, 1997 from 76.1% for the three months ended October 31, 1996. The decline in gross margin percentage was primarily the result of the higher contribution of training revenue to total other services revenue. Training revenue accounted for 54.1% of the total other services revenue for the three months ended October 31, 1997, up from 45.7% for the three months ended October 31, 1996.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased by 34.3% to $79.7 million for the three months ended October 31, 1997 from $59.3 million for the three months ended October 31, 1996. Selling, general and administrative expenses as a percentage of revenue decreased to 10.7% for the three months ended October 31, 1997 from 10.9% for the three months ended October 31, 1996.

       Operating income. Operating income increased 18.3% to $26.0 million for the three months ended October 31, 1997 from $21.9 million for the three months ended October 31, 1996. Operating income as a percentage of total revenue decreased to 3.5% for the three months ended October 31, 1997 from 4.0% for the three months ended October 31, 1996.

       Financing expenses, net. Financing expenses, net for the three months ended October 31, 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and net expenses associated with the Company's Securitization Facility (see note 4 of Notes to Consolidated Financial Statements). Financing expenses, net for the three months ended October 31, 1996 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC. Financing expenses increased 136.4% to $7.9 million for the three months ended October 31, 1997 from $3.4 million for the three months ended October 31, 1996 due to higher average borrowings to fund acquisitions, revenue growth and increase in inventories.

       Taxes. The effective tax rates for the three months ended October 31, 1997 and 1996 of 36% and 37%, respectively, were different than the U.S. statutory rate of 35% primarily due to state tax provisions. At October 31, 1997 and April 30, 1997, the Company has recorded net deferred tax assets of $7.5 million and $14.9 million, respectively. The full realization of the deferred tax assets carried at October 31, 1997 is dependent upon the Company achieving sufficient future pretax earnings prior to the expiration of the net operating loss carryforwards. The net operating loss carryforwards expire in the years 2000 through 2010. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

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

Six Months Ended October 31, 1997 as Compared to the Six Months Ended October 31, 1996

       Product. Revenue increased 26.5% to $1,206.1 million for the six months ended October 31, 1997 from $953.1 million for the six months ended October 31, 1996. This increase was a result of the Company's successful sales and marketing efforts and increased sales resulting from the Sysorex acquisition. Gross margin increased 21.6% to $115.4 million for the six months ended October 31, 1997 from $94.9 million for the six months ended October 31, 1996. Gross margin percentage decreased to 9.6% for the six months ended October 31, 1997 from 10.0% for the six months ended October 31, 1996 primarily due to the lower gross margins on sales to the federal government by the Company's Sysorex division. Vanstar operates in a very aggressive price environment that will continue to put pressure on gross margin received from product sales.

       Life Cycle services. Revenue increased 49.6% to $121.9 million for the six months ended October 31, 1997 from $81.5 million for the six months ended October 31, 1996. This increase was the result of increased demand for the Company's overall Life Cycle service offerings and increased sales as a result of the acquisition of CDS. Gross margin increased 23.6% to $35.9 million for the six months ended October 31, 1997 from $29.0 million for the six months ended October 31, 1996. Gross margin percentage decreased to 29.4% for the six months ended October 31, 1997 compared with 35.6% for the six months ended October 31, 1996. The Company continues to improve the processes of its enhanced service delivery. The Company anticipates productivity improvements from these efforts in future quarters.

       Professional services. Revenue increased 57.3% to $77.5 million for the six months ended October 31, 1997 from $49.3 million for the six months ended October 31, 1996. This increase was a result of increased demand for the Company's higher-end consulting, design and project management services, as well as higher rates charged for those services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher-performance technologies and increased utilization of client/server networks. Gross margin increased 71.5% to $35.5 million for the six months ended October 31, 1997 from $20.7 million for the six months ended October 31, 1996. Gross margin percentage increased to 45.8% for the six months ended October 31, 1997 from 42.0% for the six months ended October 31, 1996. The increase in gross margin percentage resulted from higher utilization rates, as well as higher rates charged for professional services, which were partially offset by higher labor costs.

       Other services. Revenue decreased 11.2% to $16.8 million for the six months ended October 31, 1997 from $18.9 million for the six months ended October 31, 1996 primarily due to a decrease in the fees earned on the distribution agreement with Synnex's subsidiary, ComputerLand, as the Company transitions that business to Synnex. The Company expects to complete the transition during the third quarter. Gross margin decreased 22.6% to $11.4 million for the six months ended October 31, 1997 from $14.8 million for the six months ended October 31, 1996. Gross margin percentage decreased to 68.0% for the six months ended October 31, 1997 from 78.0% for the six months ended October 31, 1996. The decline in gross margin percentage was primarily the result of the higher contribution of training revenue to total other services revenue. Training revenue accounted for 52.3% of the total other services revenue for the six months ended October 31, 1997, up from 39.5% for the six months ended October 31, 1996.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased by 31.8% to $153.2 million for the six months ended October 31, 1997 from $116.2 million for the six months ended October 31, 1996. Selling, general and administrative expenses as a percentage of revenue increased to 10.8% for the six months ended October 31, 1997 from 10.5% for the six months ended October 31, 1996.

       Operating income. Operating income decreased 4.4% to $45.1 million for the six months ended October 31, 1997 from $43.2 million for the six months ended October 31, 1996. Operating income as a percentage of total revenue decreased to 3.2% for the six months ended October 31, 1997 from 3.9% for the six months ended October 31, 1996.

       Financing expenses, net. Financing expenses, net for the six months ended October 31, 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC and net expenses associated with the Company's Securitization Facility. Financing expenses, net for the six months ended October 31, 1996 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC. Financing expenses increased 46.7% to $13.3 million for the six months ended October 31, 1997 from $9.1 million for the six months ended October 31, 1996 due to higher average borrowings to fund acquisitions, revenue growth and increase in inventories.

       Taxes. The effective tax rates for the six months ended October 31, 1997 and 1996 of 36% and 37%, respectively, were different than the U.S. statutory rate of 35% primarily due to state tax provisions. At October 31, 1997 and April 30, 1997, the Company has recorded net deferred tax assets of $7.5 million and $14.9 million, respectively. The full realization of the deferred tax assets carried at October 31, 1997 is dependent upon the Company achieving sufficient future pretax earnings prior to the expiration of the net operating loss carryforwards. The net operating loss carryforwards expire in the years 2000 through 2010. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended October 31, 1997, the Company utilized cash generated from operations, including sales of certain of its trade receivables, to fund its revenue growth, working capital requirements, payments on its long-term debt and purchases of businesses and capital equipment.

       Effective December 20, 1996, the Company established the Securitization Facility, providing the Company with up to $175 million in available credit. In August 1997, the available credit under the Securitization Facility was increased to $200 million. Pursuant to the Securitization Facility, the Company, through a wholly-owned subsidiary, sells an undivided percentage ownership interest in the Pooled Receivables. As of October 31, 1997, the proceeds of the sales totaled $200 million.

       The Company's operating activities used cash of $81.3 million for the six months ended October 31, 1997 as a result of increases in accounts receivable and inventories offset by increases in accounts payable. The increase in accounts receivable was a result of increased sales. The increase in inventory and accounts payable was a result of large buy-ins from computer manufacturers.

       During the six months ended October 31, 1997, the Company used cash of $32.5 million (net of cash acquired) to purchase Sysorex and used $7.4 million to make payments on certain long-term obligations. During this period, the Company also used cash of $14.0 million for capital expenditures. The Company plans to make additional investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1998.

       The Company currently has a $350 million line of credit under its Financing Program Agreement with IBMCC. At October 31, 1997 the Company had $337.4 million outstanding under that facility, of which $126.8 million is included in accounts payable and $210.6 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of October 31, 1997 amounts borrowed under the line of credit bear interest at a rate, generally equal to the London Interbank Offered Rate plus 1.60%. The line of credit expires October 31, 1998.

       The Company believes that future cash generated from operations, together with cash available through its Financing Program Agreement with IBMCC and from the Securitization Facility, will be sufficient to meet its cash requirements through at least fiscal year 1998.

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company's 1997 Annual Meeting of Stockholders was held on September 12, 1997. Two items of business were acted upon at the meeting: (1) the election of ten directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and (2) ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending April 30, 1998.

         The results of the voting for the election of directors were as follows:

     NOMINEE                    VOTES FOR        VOTES WITHHELD        ABSTENTIONS       BROKER NONVOTES
     -------                   ----------        --------------        -----------       ---------------
     Jay S. Amato              39,314,370            68,737                 0                   0
     John W. Amerman           39,311,720            71,387                 0                   0
     Richard H. Bard           39,317,867            65,240                 0                   0
     Stephen W. Fillo          39,003,070           380,037                 0                   0
     Stewart K.P. Gross        39,308,616            74,491                 0                   0
     William H. Janeway        39,314,416            68,691                 0                   0
     John R. Oltman            39,314,220            68,887                 0                   0
     William Y. Tauscher       39,317,080            66,027                 0                   0
     John L. Vogelstein        39,314,816            68,291                 0                   0
     Josh S. Weston            39,314,866            68,241                 0                   0

         Accordingly, each of the ten nominees received a plurality of the votes cast and was elected.

         The results of the voting on the ratification of the appointment of Ernst & Young, LLP as independent auditors were as follows:



            VOTES FOR                VOTES AGAINST                ABSTENTIONS            BROKER NONVOTES
            ---------                -------------                -----------            ---------------
            39,309,139                  29,364                      44,604                      0


         Accordingly, the number of shares voted for the proposal constituted a majority of the shares present at the meeting, and the appointment of Ernst & Young, LLP as independent auditors was ratified.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

         Exhibit
           No.    Description
         -------  -----------

         10.1* Amendment No. 7 to Second Amended and Restated Financing Program Agreement, dated October 31, 1997, between the Registrant and IBM Credit Corporation.

         11.1*    Computation of Per Share Earnings

         27*      Financial Data Schedule (for SEC use only).

         *        Filed herewith

B.    REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VANSTAR CORPORATION

Dated:  December 15, 1997          By:       /s/ Kauko Aronaho
                                             -----------------------------------
                                   Name:     Kauko Aronaho
                                   Title:    Senior Vice President and Chief
                                             Financial Officer