Form 10-Q
period 1998-01-31
VANSTAR CORP
filed 1998-03-17
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                January 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ____to ____

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

         The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 43,265,057 on March 2, 1998.

                               VANSTAR CORPORATION

                                    FORM 10-Q

                                      INDEX


                     PART I. FINANCIAL INFORMATION                                           Page
                                                                                             -----
Item 1.     Financial Statements

            Consolidated Balance Sheets as of January 31, 1998 and
                 April 30, 1997                                                                 3

            Consolidated Statements of Income for the Three and Nine
                 Months Ended January 31, 1998 and 1997                                         4

            Consolidated Statement of Stockholders' Equity                                      5

            Consolidated Statements of Cash Flows for the Nine
                 Months Ended January 31, 1998 and 1997                                         6

            Notes to Consolidated Financial Statements                                          8

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                           11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                  17

Item 6.     Exhibits and Reports on Form 8-K                                                   17

            Signatures                                                                         18

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                               VANSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              JANUARY 31,        APRIL 30,
                                                                                 1998              1997
                                                                              -----------       ------------
                                                                              (unaudited)
                                   ASSETS
Current assets:
    Cash                                                                        $   25,279         $  5,686
    Receivables, net of allowance for doubtful accounts of
         $5,224 at January 31, 1998 and $8,253 at April 30, 1997                   281,069          183,005
    Inventories                                                                    515,141          389,592
    Deferred income taxes                                                           13,149           14,855
    Prepaid expenses and other current assets                                       15,798            8,618
                                                                                ----------         --------
          Total current assets                                                     850,436          601,756
Property and equipment, net                                                         49,903           39,240
Other assets, net                                                                   74,965           63,775
Goodwill, net of accumulated amortization of $8,837 at January 31,
     1998 and $5,640 at April 30, 1997                                             103,947           56,652
                                                                                ==========         ========
                                                                                $1,079,251         $761,423
                                                                                ==========         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $  233,348         $255,147
    Accrued liabilities                                                             50,536           34,392
    Deferred revenue                                                                25,697           24,601
    Short-term borrowings                                                          373,754           74,402
    Current maturities of long-term debt                                             3,744            4,785
                                                                                ----------         --------
          Total current liabilities                                                687,079          393,327
Long-term debt, less current maturities                                              2,657            5,946
Other long-term liabilities                                                            745              661

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company                       194,586          194,518



Stockholders' equity:
    Common stock, $.001 par value: 100,000,000 shares authorized,
         43,242,667 shares issued and outstanding at January 31, 1998,
         42,896,779 shares issued and outstanding at April 30, 1997                     43               43
    Additional paid-in capital                                                     129,939          125,926
    Retained earnings                                                               64,202           41,002
                                                                                ----------         --------
          Total stockholders' equity                                               194,184          166,971
                                                                                ==========         ========
                                                                                $1,079,251         $761,423
                                                                                ==========         ========

           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                           JANUARY 31,                          JANUARY 31,
                                                                     ------------------------      -------------------------------
                                                                        1998           1997           1998                1997
                                                                     ---------      ---------      -----------         -----------
Revenue:
   Product                                                           $ 575,606      $ 438,587      $ 1,781,754         $ 1,391,709
   Services                                                            127,758         88,955          343,993             238,656
                                                                     ---------      ---------      -----------         -----------
     Total revenue                                                     703,364        527,542        2,125,747           1,630,365
                                                                     ---------      ---------      -----------         -----------

Cost of revenue:
   Product                                                             519,445        395,093        1,610,158           1,253,302
   Services                                                             77,413         55,781          210,851             140,992
                                                                     ---------      ---------      -----------         -----------
     Total cost of revenue                                             596,858        450,874        1,821,009           1,394,294
                                                                     ---------      ---------      -----------         -----------

Gross margin                                                           106,506         76,668          304,738             236,071

Selling, general and administrative expenses                            77,862         60,489          231,021             176,726
                                                                     ---------      ---------      -----------         -----------

OPERATING INCOME                                                        28,644         16,179           73,717              59,345

   Interest income                                                         371          1,155            1,111               2,931
   Financing expense, net                                               (9,194)        (2,542)         (23,263)            (13,406)
                                                                     ---------      ---------      -----------         -----------

Income from operations before income taxes
     and distributions on preferred securities
     of Trust                                                           19,821         14,792           51,565              48,870

Income tax provision                                                    (7,136)        (4,984)         (18,564)            (17,593)
                                                                     ---------      ---------      -----------         -----------

Income from operations before distributions
     on preferred securities of Trust                                   12,685          9,808           33,001              31,277
Distributions on convertible preferred
     securities of Trust, net of income taxes                           (2,228)        (2,287)          (6,684)             (2,916)
                                                                     ---------      ---------      -----------         -----------
NET INCOME                                                           $  10,457      $   7,521      $    26,317         $    28,361
                                                                     =========      =========      ===========         ===========

BASIC EARNINGS PER SHARE                                             $    0.24      $    0.18      $      0.61         $      0.69
                                                                     =========      =========      ===========         ===========

DILUTED EARNINGS PER SHARE                                           $    0.24      $    0.17      $      0.59         $      0.65
                                                                     =========      =========      ===========         ===========

Shares used for basic per share calculation                             43,252         42,499           43,108              41,328
                                                                     =========      =========      ===========         ===========

Shares used for diluted per share calculation                           44,403         44,234           44,326              43,393
                                                                     =========      =========      ===========         ===========



           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (unaudited)




                                                 COMMON STOCK          ADDITIONAL                            TOTAL
                                            ---------------------        PAID-IN        RETAINED        STOCKHOLDERS'
                                             SHARES       AMOUNT         CAPITAL        EARNINGS            EQUITY
                                            --------     --------      ----------      ---------       --------------
Balance at April 30, 1997                    42,897        $   43        $125,926       $ 41,002          $ 166,971

Net income                                       --            --              --         26,317             26,317
Issuance of Common Stock:
 Employee stock purchase plan                   190                         2,301             --              2,301
 Exercise of stock options,
     including tax benefit                      204                         1,712             --              1,712
 Return of common stock from
     escrow related to business
     acquisitions                               (48)                                          --                 --

Accumulated translation adjustment               --            --              --           (119)              (119)
Unrealized holding loss on
    available-for-sale securities                --            --              --         (2,998)            (2,998)

                                           --------        ------        --------       --------          ---------
Balance at January 31, 1998                  43,243        $   43        $129,939       $ 64,202          $ 194,184
                                           ========        ======        ========       ========          =========



























           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                               NINE MONTHS ENDED
                                                                                  JANUARY 31,
                                                                          -----------------------------
                                                                            1998                1997
                                                                          ---------           ---------
Cash Flows from Operating Activities:
    Net income                                                            $  26,317           $  28,361
    Adjustments:
       Depreciation and amortization                                         17,266              12,429
       Deferred income taxes                                                  3,391              15,953
       Change in provision for doubtful accounts                             (3,048)             (7,790)
       Changes in operating assets and liabilities:
          Receivables                                                       (79,213)            171,647
          Inventories                                                      (112,841)             39,411
          Prepaid expenses and other assets                                 (15,870)             (5,645)
          Accounts payable                                                  (59,197)            (97,756)
          Accrued and other liabilities                                       6,974             (16,569)
                                                                          ---------           ---------
             Total adjustments                                             (242,538)            111,680
                                                                          ---------           ---------
Net cash (used in) provided by operating activities                        (216,221)            140,041

Cash Flows from Investing Activities:
    Capital expenditures                                                    (23,712)            (16,991)
    Proceeds from sale of building                                                -               3,125
    Purchase of business, net of cash acquired                              (34,164)            (44,585)
                                                                          ---------           ---------
Net cash used in investing activities                                       (57,876)            (58,451)

Cash Flows from Financing Activities:
    Payments on long-term debt                                               (8,939)            (12,806)
    Borrowings (repayments) under line of credit, net                       299,352            (277,488)
    Proceeds from issuance of convertible preferred securities
        of Trust, net                                                             -             194,433
    Issuance of common stock                                                  3,277               4,728
                                                                          ---------           ---------
Net cash provided by (used in) financing activities                         293,690             (91,133)
                                                                          ---------           ---------

Net Increase (decrease) in Cash                                              19,593              (9,543)
Cash at beginning of the period                                               5,686              14,498
                                                                          ---------           ---------
Cash at end of the period                                                 $  25,279           $   4,955
                                                                          =========           =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest                                                         $  12,403           $  16,331
                                                                          =========           =========
         Discounts and net expenses on receivables securitization         $   9,033           $   1,401
                                                                          =========           =========
         Distributions on preferred securities of Trust                   $  10,188           $   3,434
                                                                          =========           =========
         Income taxes, net of refunds                                     $   5,167           $   3,297
                                                                          =========           =========



           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                   (Continued)

                                                                                      NINE MONTHS ENDED
                                                                                         JANUARY 31,
                                                                                 --------------------------
                                                                                   1998              1997
                                                                                 -------           --------
Supplemental disclosure of noncash investing and financing
     activities:
Dataflex Regions purchase:
     Fair value of assets acquired                                                                 $ 46,889
     Cash paid, net of cash received                                                                (36,726)
                                                                                                   --------
     Liabilities assumed                                                                           $ 10,163
                                                                                                   ========

Mentor Technologies pooling:
     Fair value of assets acquired                                                                 $  3,315
     Cash paid, net of cash received                                                                    (86)
                                                                                                   --------
     Liabilities assumed                                                                           $  3,229
                                                                                                   ========

CDS pooling:
     Fair value of assets acquired                                                                 $ 15,500
     Cash paid, net of cash received                                                                    801
                                                                                                   --------
     Liabilities assumed                                                                           $ 16,301
                                                                                                   ========

Sysorex purchase:
     Fair value of assets acquired                                               $ 85,448
     Cash paid, net of cash received                                              (32,486)
                                                                                 --------
     Liabilities assumed                                                         $ 52,962
                                                                                 ========





















           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

       The financial statements for Vanstar Corporation ("Vanstar" or the "Company") for the three and nine months ended January 31, 1998 and January 31, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows for the interim periods. The results of operations for the three and nine months ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. Certain prior period amounts have been reclassified to conform to current presentation.

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

2.  EARNINGS PER SHARE

       Effective for the quarter ended January 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share ("Statement 128"). Under Statement 128, Basic earnings per share are computed using the weighted average number of shares of Common Stock during the period and Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents are computed for the Company's outstanding options using the treasury stock method. The Company restated all prior periods to reflect the change in method required by Statement 128.

3. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY CONVERTIBLE SUBORDINATED DEBT SECURITIES OF THE COMPANY

       During October 1996, Vanstar Financing Trust, a Delaware statutory business trust (the "Trust") of which the Company owns all of the common trust securities, sold 4,025,000 Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The Convertible Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's $.001 common stock (the "Common Stock") at a conversion rate of 1.739 shares for each Convertible Preferred Security, subject to adjustment in certain circumstances. Distributions on Convertible Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Convertible Preferred Security and are included in "Distributions on convertible preferred securities of trust, net of tax" in the Consolidated Statements of Income. The proceeds of the private placement, which totaled $194.4 million (net of initial purchasers' discounts and offering expenses totaling $6.7 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the Consolidated Balance Sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Convertible Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Convertible Preferred Securities.

         The Trust invested the proceeds of the offering in 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6 3/4% per annum generally payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem on a pro rata basis Convertible Preferred Securities having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole asset of the Trust is $207.5 million aggregate principal amount of the Debentures. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

4.    SALE OF ACCOUNTS RECEIVABLE

         Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established a revolving funding trade receivables securitization facility (the "Securitization Facility") which provided the Company with up to $175 million in available credit. In August 1997, the available credit under the Securitization Facility was increased to $200 million. In connection with the Securitization Facility, the Company sells, on a revolving basis, certain of its trade receivables ("Pooled Receivables") to the special purpose corporation, which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The amount of the Pooled Receivables, which totaled $299.6 million at January 31, 1998, is reflected as a reduction to receivables. The Company retains an interest in certain amounts of the assets sold. At January 31, 1998, the amount of that retained interest totaled $108.2 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized in the Consolidated Balance Sheets. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $200 million as of January 31, 1998. Such proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Discounts and net expenses associated with the sales of the receivables totaling $9.0 million are included in financing expenses, net on the Consolidated Statements of Income for the nine months ended January 31, 1998.

5.  FINANCING EXPENSES, NET

         Financing expenses, net includes interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and discounts and net expenses associated with the Securitization Facility.

6.  ACQUISITIONS

         On May 24, 1996, the Company, through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Dataflex Corporation and of Dataflex's wholly-owned subsidiary, Dataflex Southwest Corporation. The assets acquired and liabilities assumed comprise substantially all of the assets and business operations previously associated with the business operations of Dataflex known as the Dataflex Western Region and Dataflex Southwest Region (the "Dataflex Regions"). The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah. The purchase price of the Dataflex Regions, net of cash received, was $37.7 million.

         On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services in Ohio and throughout the upper mid-western United States. A total of 299,965 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with that acquisition.

         On December 16, 1996, the Company acquired Contract Data Services, Inc., a North Carolina corporation ("CDS"), in exchange for 904,866 shares of the Company's Common Stock (having an aggregate value on the closing date of approximately $20.8 million). CDS provided outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software.

         On January 9, 1997, the Company acquired inventory and equipment from DCT Systems, Inc., a Minnesota corporation, Niloy, Inc., a Georgia corporation, and NCT Systems, Inc., an Illinois corporation (collectively, "DCT"). The Company purchased certain specified assets for $4.0 million. In addition, the asset purchase agreement provided that DCT could receive a maximum of 180,000 shares of the Company's Common Stock upon the satisfaction of certain conditions. In February 1998, 120,000 of those shares were released to DCT. The Company also entered into a servicing and marketing agreement on January 9, 1997 whereby the Company will provide certain computer products and billing services to DCT. Based upon certain criteria under the servicing and marketing agreement, DCT also may receive, at DCT's election, cash or up to 40,000 additional restricted shares of the Company's Common Stock.

         On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider. The purchase price was approximately $46.0 million, subject to post-closing adjustments, and a contingent payment of 500,000 shares of the Company's common stock based on the future financial performance of the acquired business.

         The acquisitions of the Dataflex Regions, DCT and Sysorex were accounted for as purchases and the excess cost over the fair value of net assets acquired for each acquisition is being amortized on a straight-line basis over a 25-year period. The acquired operations are included in the Consolidated Statements of Income from the respective dates of acquisition.

         The acquisitions of Mentor Technologies and CDS were accounted for as pooling-of-interests business combinations. The consolidated statements of income, cash flows, and stockholders' equity were not restated to reflect those acquisitions due to the insignificance of the transactions. Accordingly, the operations of those acquisitions are included in the Consolidated Statements of Income from the respective dates of acquisition.

7.    COMMITMENTS AND CONTINGENCIES

         On July 3, 1997, a purported class action suit was filed under California law against the Company and various other parties by a trust claiming to be a stockholder of the Company. On January 21, 1998, a suit with virtually identical allegations was filed under Federal law by the same plaintiff and another plaintiff claiming to be a stockholder of the Company. The Company believes that the plaintiffs' allegations are without merit and intends to defend the suits vigorously.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the Company's substantial indebtedness, the fact that the Company has experienced significant fluctuations in revenues and operating results, the risks associated with managing the Company's inventory and service offerings in light of product life cycles and technological change, the risks associated with implementing management responses to changing technology and market conditions, the Company's relationship with its significant customers, intense price competition in the Company's markets and the Company's dependence upon its key vendors. As a result, the actual results realized by the Company could differ materially from the results discussed in the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

       When compared to the results for the three and nine months ended January 31, 1997, the Company's results of operations for the three and nine months ended January 31, 1998 were impacted by the following transactions. On May 24, 1996, the Company acquired substantially all of the assets and liabilities of the Dataflex Regions. The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah. On September 4, 1996, the Company acquired Mentor Technologies, an Ohio limited partnership providing training and educational services in Ohio and throughout the upper mid-western United States. During October 1996, the Trust issued 4,025,000 Convertible Preferred Securities. Those securities are convertible into Common Stock and pay cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. On December 16, 1996, the Company acquired CDS, a North Carolina corporation providing outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex, a government technology provider, for a purchase price of approximately $46.0 million, subject to post-closing adjustments, and a contingent payment of 500,000 shares of Common Stock based on the future financial performance of the acquired business. Effective December 20, 1996, the Company established the Securitization Facility, which provided the Company with up to $175 million in available credit. In connection with the Securitization Facility the Company sells, on a revolving basis through a wholly owned non-consolidated subsidiary, an undivided interest in the Pooled Receivables. In August 1997, the available credit under the Securitization Facility was increased to $200 million.

       Vanstar's four primary sources of revenue are: product, life cycle services, professional services and other services. The Company refers to the integration of the offerings of design and consulting, acquisition and deployment, operation and support, and enhancement and migration as "Life Cycle Management." For larger clients, the Company can manage every phase of the Life Cycle of its customers' PC networks. Product revenue is primarily derived from the sale of computer hardware, software, peripherals and communication devices manufactured by third parties and sold by the Company, principally to implement integration projects. Life Cycle services revenue is derived primarily from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Professional services revenue is derived primarily from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Professional services revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support. Other services revenue has been derived primarily from training services and from fees earned on the distribution services agreement with ComputerLand Corporation (formerly with Merisel FAB, Inc.). Pursuant to that distribution services agreement, the Company provided product distribution to franchises and affiliates of ComputerLand Corporation ("ComputerLand"), a subsidiary of Synnex Information Technologies, Inc. ("Synnex") through January 1998.

       The following table sets forth for the unaudited periods indicated, the Company's (i) revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue.

                                               Three Months Ended           Nine Months Ended
                                                   January 31,                  January 31,
                                               --------------------      -------------------------
                                                 1998        1997           1998           1997
                                               --------    --------      ---------       ---------
                                                           (Dollars in thousands)
REVENUE:
Product                                        $575,606    $438,587      $1,781,754      $1,391,709
Services:
   Life Cycle                                    72,889      47,944         194,794         129,415
   Professional                                  43,195      30,555         120,718          79,853
   Other                                         11,674      10,456          28,481          29,388
                                               --------    --------      ----------      ----------
      Total revenue                            $703,364    $527,542      $2,125,747      $1,630,365
                                               ========    ========      ==========      ==========
GROSS MARGIN:
Product                                        $ 56,161    $ 43,494      $  171,596      $  138,407
Services:
   Life Cycle                                    24,882      16,762          60,772          45,795
   Professional                                  18,353       9,995          53,836          30,685
   Other                                          7,110       6,417          18,534          21,184
                                               --------    --------      ----------      ----------
      Total gross margin                       $106,506    $ 76,668      $  304,738      $  236,071
                                               ========    ========      ==========      ==========
GROSS MARGIN PERCENTAGE:
Product                                             9.8%        9.9%            9.6%            9.9%
Services:
   Life Cycle                                      34.1%       35.0%           31.2%           35.4%
   Professional                                    42.5%       32.7%           44.6%           38.4%
   Other                                           60.9%       61.4%           65.1%           72.1%
                                               --------    --------      ----------      ----------
     Total gross margin percentage                 15.1%       14.5%           14.3%           14.5%
                                               ========    ========      ==========      ==========
Selling, general and
    Administrative expenses                    $ 77,862    $ 60,489      $  231,021      $  176,726
      % of total revenue                           11.1%       11.5%           10.9%           10.8%

Operating income                               $ 28,644    $ 16,179      $   73,717      $   59,345
      % of total revenue                            4.1%        3.1%            3.5%            3.6%


Three Months Ended January 31, 1998 as Compared to the Three Months Ended January 31, 1997

       Product. Revenue increased 31.2% to $575.6 million for the three months ended January 31, 1998 from $438.6 million for the three months ended January 31, 1997. This increase was a result of the Company's successful sales and marketing efforts and increased sales resulting from the Sysorex acquisition. Gross margin increased 29.1% to $56.2 million for the three months ended January 31, 1998 from $43.5 million for the three months ended January 31, 1997. Gross margin percentage decreased slightly from 9.9% for the three months ended January 31, 1997 to 9.8% for the three months ended January 31, 1998. Vanstar operates in a very aggressive price environment that will continue to put pressure on unit pricing and gross margin received from product sales.

       Life Cycle services. Revenue increased 52.0% to $72.9 million for the three months ended January 31, 1998 from $47.9 million for the three months ended January 31,1997. This increase was the result of increased demand for the Company's overall Life Cycle service offerings and increased sales as a result of the acquisition of CDS. Gross margin increased 48.4% to $24.9 million for the three months ended January 31, 1998 from $16.8 million for the three months ended January 31, 1997. Gross margin percentage decreased to 34.1% for the three months ended January 31, 1998 compared with 35.0% for the three months ended January 31,1997. The Company continues to improve the processes of its enhanced service delivery model and additional resources are being focused on training and a high level of customer service which has caused a slight decrease in gross margin.

       Professional services. Revenue increased 41.4% to $43.2 million for the three months ended January 31, 1998 from $30.6 million for the three months ended January 31, 1997. This increase was a result of increased demand for the Company's higher-end consulting, design and project management services, as well as higher rates charged for those services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher-performance technologies and increased utilization of client/server networks. Gross margin increased 83.6% to $18.4 million for the three months ended January 31, 1998 from $10.0 million for the three months ended January 31, 1997. Gross margin percentage increased to 42.5% for the three months ended January 31, 1998 from 32.7% for the three months ended January 31, 1997. The increase in gross margin percentage primarily resulted from higher utilization rates, as well as higher rates charged for professional services, which were partially offset by higher labor costs.

       Other services. Revenue increased 11.6% to $11.7 million for the three months ended January 31, 1998 from $10.5 million for the three months ended January 31, 1997, primarily due to the sale of the classroom instruction portion of the Education Services business, which was partially offset by a decrease in the fees earned on the distribution agreement with Synnex's subsidiary, ComputerLand. The Company completed its obligation under that agreement in January 1998. Gross margin increased 10.8% to $7.1 million for the three months ended January 31, 1998 from $6.4 million for the three months ended January 31, 1997, primarily due to the gain on the sale of the classroom instruction portion of the Education Services business partially offset by the decrease in fees on the distribution agreement. The net gain on the sale was approximately $1.6 million after tax, inclusive of losses related to the business. Gross margin percentage decreased to 60.9% for the three months ended January 31, 1998 from 61.4% for the three months ended January 31, 1997.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased by 28.7% to $77.9 million for the three months ended January 31, 1998 from $60.5 million for the three months ended January 31, 1997. Selling, general and administrative expenses as a percentage of revenue decreased to 11.1% for the three months ended January 31, 1998 from 11.5% for the three months ended January 31, 1997.

       Operating income. Operating income increased 77.0% to $28.6 million for the three months ended January 31, 1998 from $16.2 million for the three months ended January 31, 1997. Operating income as a percentage of total revenue increased to 4.1% for the three months ended January 31, 1998 from 3.1% for the three months ended January 31, 1997.

       Financing expenses, net. Financing expenses, net for the three months ended January 31, 1998 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC and net expenses associated with the Company's Securitization Facility (see note 4 of Notes to Consolidated Financial Statements). Financing expenses, net for the three months ended January 31, 1997 represents interest incurred on borrowings under the Company's financing agreement with IBMCC and net expenses associated with the Company's Securitization Facility from December 20, 1996. Financing expenses increased to $8.8 million for the three months ended January 31, 1998 from $1.4 million for the three months ended January 31, 1997 due to higher average borrowings to fund acquisitions, revenue growth and an increase in inventories.

       Taxes. The effective tax rate for the three months ended January 31, 1998 of 36% was different than the U.S. statutory rate of 35% primarily due to state tax provisions. The effective tax rate for the three months ended January 31, 1997 of 34% was different than the U.S. statutory rate of 35% primarily due to an adjustment to the year-to-date taxes through January 31, 1997. At January 31, 1998 and April 30, 1997, the Company has recorded net deferred tax assets of $13.1 million and $14.9 million, respectively. The full realization of the deferred tax assets carried at January 31, 1998 is dependent upon the Company achieving sufficient future pretax earnings prior to the expiration of the net operating loss carryforwards. The net operating loss carryforwards expire in the years 2000 through 2010. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

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

Nine Months Ended January 31, 1998 as Compared to the Nine Months Ended January 31, 1997

       Product. Revenue increased 28.0% to $1,781.8 million for the nine months ended January 31, 1998 from $1,391.7 million for the nine months ended January 31, 1997. This increase was a result of the Company's successful sales and marketing efforts and increased sales resulting from the Sysorex acquisition. Gross margin increased 24.0% to $171.6 million for the nine months ended January 31, 1998 from $138.4 million for the nine months ended January 31, 1997. Gross margin percentage decreased to 9.6% for the nine months ended January 31, 1998 from 9.9% for the nine months ended January 31, 1997 primarily due to the lower gross margins on sales to the federal government by the Company's Sysorex division. Vanstar operates in a very aggressive price environment that will continue to put pressure on unit pricing and gross margin received from product sales.

       Life Cycle services. Revenue increased 50.5% to $194.8 million for the nine months ended January 31, 1998 from $129.4 million for the nine months ended January 31, 1997. This increase was the result of increased demand for the Company's overall Life Cycle service offerings and increased sales as a result of the acquisition of CDS. Gross margin increased 32.7% to $60.8 million for the nine months ended January 31, 1998 from $45.8 million for the nine months ended January 31, 1997. Gross margin percentage decreased to 31.2% for the nine months ended January 31, 1998 compared with 35.4% for the nine months ended January 31, 1997. The Company continues to improve the processes of its enhanced service delivery model and additional resources are being focused on training and a high level of customer service which has caused a decrease in gross margin.

       Professional services. Revenue increased 51.2% to $120.7 million for the nine months ended January 31, 1998 from $79.9 million for the nine months ended January 31, 1997. This increase was a result of increased demand for the Company's higher-end consulting, design and project management services, as well as higher rates charged for those services. The Company believes that increased customer demand resulted from the continuing transition by the Company's customers to new higher-performance technologies and increased utilization of client/server networks. Gross margin increased 75.4% to $53.8 million for the nine months ended January 31, 1998 from $30.7 million for the nine months ended January 31, 1997. Gross margin percentage increased to 44.6% for the nine months ended January 31, 1998 from 38.4% for the nine months ended January 31, 1997. The increase in gross margin percentage primarily resulted from higher utilization rates, as well as higher rates charged for professional services, which were partially offset by higher labor costs.

       Other services. Revenue decreased 3.1% to $28.5 million for the nine months ended January 31, 1998 from $29.4 million for the nine months ended January 31, 1997 primarily due to a decrease in the fees earned on the distribution agreement with Synnex's subsidiary, ComputerLand, partially offset by the sale of the classroom instruction portion of the Education Services business. The Company completed its obligation under that agreement in January 1998. Gross margin decreased 12.5% to $18.5 million for the nine months ended January 31, 1998 from $21.2 million for the nine months ended January 31, 1997. The net gain on the sale was approximately $1.6 million after tax, inclusive of losses related to the business. Gross margin percentage decreased to 65.1% for the nine months ended January 31, 1998 from 72.1% for the nine months ended January 31, 1997. The decline in gross margin percentage was primarily the result of the higher contribution of training-related revenue to total other services revenue.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased by 30.7% to $231.0 million for the nine months ended January 31, 1998 from $176.7 million for the nine months ended January 31, 1997. Selling, general and administrative expenses as a percentage of revenue increased slightly to 10.9% for the nine months ended January 31, 1998 from 10.8% for the nine months ended January 31, 1997.

       Operating income. Operating income increased 24.2% to $73.7 million for the nine months ended January 31, 1998 from $59.3 million for the nine months ended January 31, 1997. Operating income as a percentage of total revenue decreased to 3.5% for the nine months ended January 31, 1998 from 3.6% for the nine months ended January 31, 1997.

       Financing expenses, net. Financing expenses, net for the nine months ended January 31, 1998 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC and net expenses associated with the Company's Securitization Facility. Financing expenses, net for the nine months ended January 31, 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC. Financing expenses increased to $22.2 million for the nine months ended January 31, 1998 from $10.5 million for the nine months ended January 31, 1997 due to higher average borrowings to fund acquisitions, revenue growth and an increase in inventories.

       Taxes. The effective tax rate for the nine months ended January 31, 1998 and 1997 of 36% was different than the U.S. statutory rate of 35% primarily due to state tax provisions.

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


LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended January 31, 1998, the Company utilized cash generated from operations, including sales of certain of its trade receivables, to fund its revenue growth, working capital requirements, payments on its long-term debt and purchases of businesses and capital equipment.

       Effective December 20, 1996, the Company established the Securitization Facility, providing the Company with up to $175 million in available credit. In August 1997, the available credit under the Securitization Facility was increased to $200 million. Pursuant to the Securitization Facility, the Company, through a wholly owned subsidiary, sells an undivided percentage ownership interest in the Pooled Receivables. As of January 31, 1998, the proceeds of the sales totaled $200 million.

       The Company's operating activities used cash of $216.2 million for the nine months ended January 31, 1998 as a result of increases in accounts receivable and inventories and decreases in accounts payable. The increase in accounts receivable was a result of increased sales and the increase in inventory was a result of large buy-ins from computer manufacturers. The decrease in accounts payable was funded through the short-term line of credit.

       During the nine months ended January 31, 1998, the Company used cash of $32.5 million (net of cash acquired) to purchase Sysorex and used $8.9 million to make payments on certain long-term obligations. During this period, the Company also used cash of $23.7 million for capital expenditures. The Company plans to make additional investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1998.

       The Company currently has a $525 million line of credit under its Financing Program Agreement with IBMCC effective February 4, 1998. On April 1, 1998, the available line of credit is scheduled to be reduced to $350 million. At January 31, 1998 the Company had $476.8 million outstanding under that facility, of which $103 million is included in accounts payable and $373.8 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of January 31, 1998 amounts borrowed under the line of credit bear interest at a rate generally equal to the London Interbank Offered Rate plus 1.60%. The line of credit expires October 31, 1998.

       The Company believes that future cash generated from operations, together with cash available through its Financing Program Agreement with IBMCC and from the Securitization Facility, will be sufficient to meet its cash requirements through at least fiscal year 1998.

YEAR 2000

Many existing computer systems, including certain of the Company's internal systems, use only the last two digits to identify years in the date field. As a result, those systems may not accurately distinguish years in the 21st century from years in the 20th century, or may not function properly when faced with years later than 1999. This problem is generally referred to as the "Year 2000 Issue." Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year-2000-Compliant."

With respect to its internal systems and operations, the Company is addressing the Year 2000 Issue through a five-phase project plan. The five phases of the plan are:

(1) Inventory and Assessment, which included compiling an inventory of hardware and software, then assessing the effects of 21st-century dates on each system and, in the case of systems that are not yet Year-2000-Compliant, the risk to the Company's business if that system were not operating.

(2) Solution Planning, which generally involved organizing and planning the task of ensuring that the Company's computer systems are Year-2000-Compliant. This process included classifying the systems into units ("Production Groupings") and scheduling the Production Groupings for conversion, generally with the goal of treating the most important and vulnerable systems first. This phase also included contacting all vendors for the status of their software and plans for compliance.

(3) Conversion, which involves making necessary changes to render each Production Grouping Year-2000-Compliant.

(4)  Testing each Production Grouping.

(5)  Implementing each Production Grouping.

The Company has completed the first two phases of the plan and has begun phase three. In addition, some of the Company's systems are already
Year-2000-Compliant. The Company hopes to complete all five phases of the plan early in calendar year 1999.

The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 Issue. Moreover, the Company does not expect the costs associated with that implementation to be material to the Company's financial position or results of operations over the term of the project.

The statements above describing the Company's plans and objectives for handling the Year 2000 Issue and the expected impact of the Year 2000 Issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and increased or unforeseen costs associated with the implementation of the plan and any necessary changes to the Company's systems. Any inability on the part of the Company to implement necessary changes in timely fashion could have an adverse effect on future results of operations.

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

       The Company previously reported the filing, in Superior Court of the State of California, of a suit captioned David T. O'Neal Trust, Dated 4/1/77, v. Vanstar Corporation, et al. On January 21, 1998, the same plaintiff, along with another plaintiff claiming to have purchased shares of Common Stock, filed suit in the United States District Court for the Northern District of California, making allegations virtually identical to those in the earlier suit. The recent suit is captioned David T. O'Neal Trust, Dated 4/1/77, et al. v. Vanstar Corporation, et al., Case No. C-98-0216 MJJ. Both suits name as defendants the Company, certain directors and officers of the Company, and the Company's principal stockholder, Warburg Pincus Capital Co., L.P., and certain of its affiliates. The complaints in both suits generally allege, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiff, as a holder of the Common Stock, suffered damage as a result.

       The plaintiffs in both suits seek class action status and purport to represent a class of purchasers of Common Stock between March 11, 1996 and January 23, 1997. The complaint in the recent suit purports to state two causes of action under the Securities Exchange Act of 1934 and seeks compensatory damages in an unspecified amount, together with other relief. On January 28, 1998, the California Superior Court dismissed the plaintiffs' complaint in the first suit but granted the plaintiffs leave to amend to cure the deficiencies in their complaint. The Company believes that the plaintiff's allegations in both suits are without merit and intends to defend the suits vigorously.

       Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of those actions will not have a materially adverse effect on the Company's financial position or results of operations, taken as a whole.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS


         Exhibit
            No.            Description
         --------          -----------

           10.1*           Amendment No. 8 to Second Amended and Restated
                           Financing Program Agreement, dated December 11, 1997, between the Registrant and IBM Credit Corporation.

           27*             Financial Data Schedule (for SEC use only)


           *      Filed herewith


B.    REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VANSTAR CORPORATION




Dated:  March 17, 1998           By:       /s/ Kauko Aronaho
                                           ------------------------------------
                                 Name:     Kauko Aronaho
                                 Title:    Senior Vice President and Chief
                                           Financial Officer