Form 10-K
period 1998-04-30
VANSTAR CORP
filed 1998-07-24
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


   (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended April 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 15, 1998 (based on the closing New York Stock Exchange sale price on such date) was $347,942,109 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers or 10% stockholders, some of whom might not be held to be affiliates upon judicial determination.

The number of outstanding shares of Common Stock of the Registrant as of May 15, 1998 was 43,500,740.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III hereof.

                                  Page 1 of 51
                        Exhibit Index begins on Page 48

                               VANSTAR CORPORATION
                               INDEX TO FORM 10-K




                                                                                                     Page
                                                                                                     ----
                                     PART I
     ITEM 1.       BUSINESS                                                                            3
     ITEM 2.       PROPERTIES                                                                         15
     ITEM 3.       LEGAL PROCEEDINGS                                                                  15
     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                15

                                     PART II
     ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              16
     ITEM 6.       SELECTED FINANCIAL DATA                                                            17
     ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                                                         20
     ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         25
     ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                        26
     ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE                                                                         47

                                    PART III
     ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                 47
     ITEM 11.      EXECUTIVE COMPENSATION                                                             47
     ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     47
     ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     47

                                     PART IV
     ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                   48

                   SIGNATURES                                                                         51



                           FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include forward-looking statements. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions generally are intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. Among the risks and uncertainties to which the Company is subject are the risks inherent in the Company's substantial indebtedness, the fact that the Company has experienced significant fluctuations in revenues and operating results, the risks associated with managing the Company's inventory and service offerings in light of product life cycles and technological change, the risks associated with implementing management responses to changing technology and market conditions, the Company's relationship with its significant customers, intense price competition in the Company's markets and the Company's dependence on its key vendors. For a discussion of these factors and others, please see "Certain Business Factors" in
Item 1 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS


COMPANY OVERVIEW AND HISTORY

         Vanstar Corporation ("Vanstar" or the "Company") is a leading provider of services and products designed to build, manage and enhance personal computer ("PC") network infrastructures for Fortune 1000 companies and other large enterprises. The Company provides customized information technology and networking solutions for its customers by integrating value-added professional services with its expertise in sourcing, distributing and supporting PC hardware, network products, computer peripherals and software from many vendors.

         The Company's comprehensive solutions model, called Life Cycle Management, spans design and consulting, acquisition and deployment, operation and support, and enhancement and migration to support the customer's PC network infrastructure throughout its entire life cycle. Life Cycle Management comprises three distinct business units: Professional Services, Acquisition Services and Life Cycle Services, each of which work discretely or in combination to support a client's IT infrastructure.

         The Company's current capabilities were developed internally and through acquisitions. These strategic acquisitions included: (i) the acquisition, from 1990 through 1992, of 23 of the Company's franchisees, operating in 33 major United States metropolitan markets; (ii) the 1991 acquisition of NYNEX Business Centers; (iii) the 1992 acquisition of the Customer Services Division of TRW, Inc.; (iv) the 1996 acquisition of the western and southwestern regions of the Dataflex Corporation; (v) the 1996 acquisition of Mentor Technologies, Ltd; (vi) the 1996 acquisition of Contract Data Services, Inc. (then doing business as "National Technology Group") and
(vii) the 1997 acquisition of certain assets of Sysorex Information Systems, Inc.

         The Company was incorporated in September 1987 under the name "ComputerLand Corporation" following the acquisition by William Y. Tauscher, Warburg, Pincus Capital Company, L.P. and Richard H. Bard of the majority of the capital stock of the Company's predecessor, IMS Associates, Inc. ("IMS"). IMS was merged with the Company after that acquisition. At that time, the Company operated and franchised computer retail stores in the United States.

         In 1994, the Company sold its remaining United States franchise business to Merisel FAB, Inc., a wholly-owned subsidiary of Merisel Inc., adopted the name Vanstar, and changed its fiscal year end from September 30 to April 30.


INDUSTRY OVERVIEW

         Information technology infrastructure has become a vital element of an organization's long-term business strategy, and the demand for distributed computing has grown dramatically. In recent years, PC, software, and network technologies have become increasingly flexible, efficient and user-friendly, and both corporations and end users are seeking the efficiencies of increased and easier access to data and applications throughout the organization. Moreover, the emergence of the Internet as a dominant IT platform has generated additional pressures on the IT infrastructure as the corporate network handles unprecedented volumes of traffic and its reach becomes virtually unlimited.

         A number of market dynamics are reshaping the nature of information technology. The pace of technology adoption and innovation has accelerated to create a more complex, dynamic enterprise environment. The migration of mission critical applications from the mainframe to the network has increasingly made the network the central nervous system of the corporation, escalating the importance of a reliable infrastructure. The need for distributed enterprise infrastructure and support have often outpaced corporate resources and expertise. Today's chief information officers are faced with ever-increasing responsibility and a range of daunting challenges.

         The Company believes that many companies are realizing that they lack the systems and expertise to effectively manage enterprise PC networks. The Company believes that its customers require increasingly sophisticated PC network systems and support infrastructures, yet are constrained by limited technical personnel to design, manage and enhance those infrastructures.

         Vanstar believes many corporations are eager to partner with leading service providers to implement and support the most advanced computer technologies in an effort to increase productivity and profitability. Vanstar seeks to satisfy corporate infrastructure requirements while minimizing its customers' internal staff requirements and systems development risk. Companies are seeking the services of full-service IT solutions providers who can evaluate their current PC networking systems, design a system that will help them meet business goals now and in the future, and support and maintain a distributed environment on an ongoing basis.

         The Company believes that the key criteria which businesses consider when evaluating PC network integration service providers include the provider's ability: (i) to evaluate and define the strategic business requirements of a corporation's information technology environment, (ii) to deliver one integrated solution (including highly-qualified technical personnel) spanning the PC network life cycle; (iii) to supply multi-vendor network products customized to specific end-user demands; and (iv) to offer support and maintenance services on a national and international basis.


THE VANSTAR SOLUTION

         Vanstar provides customized, integrated solutions for the network infrastructure needs of its customers by combining strategic consultative services, expertise in sourcing and distributing products from a variety of vendors, and a comprehensive suite of value-added support offerings. The Company believes that a single source solution enables customers to use fewer vendors while providing tighter integration, which results in lower costs, minimized risk, greater management control and increased accountability. Vanstar has built substantial resource depth in all service areas and offers its integrated Life Cycle Management services on a nationwide basis.


BUSINESS STRATEGIES

         The Company's objective is to capture burgeoning market opportunities with increasing demands for higher-level consultative services while maintaining its position as a leading provider of a complete range of PC network infrastructure products and support services to large businesses throughout the world. To achieve its objective, the Company believes it must:

DEVELOP AND ENHANCE VALUE-ADDED SERVICES

         Vanstar continues to see significant opportunity to increase its operating margins by increasing the range of value-added services that it currently offers its customers. While the Company's Life Cycle Services offering is aimed at ensuring maximum customer value and reducing Total Cost of Ownership ("TCO"), the Company sees strong future growth in value-added services in the Professional Services market, specifically in the assessment, design and deployment of strategic IT solutions. More consultative in nature, such services often involve an upfront assessment of business and technology needs, and result in the deployment of enterprise systems that integrate strategic technologies which help to facilitate business change. Vanstar continually evaluates and pursues opportunities to acquire technology and other resources that will enhance and extend the reach of its value-added service offerings.

EXPAND AND LEVERAGE RELATIONSHIPS

         Customers. Preserving and enhancing its relationships with its customers is the Company's first priority. The Company's customers are often leaders in their respective industries and have made substantial investments in information technology in order to build their businesses successfully. Vanstar customer engagements involve sophisticated control and measurement processes designed to ensure customer satisfaction and long-term opportunity for Vanstar.

         Vendors and Partners. Because of its long history in product acquisition and configuration, the Company has a significant range of strategic alliances with industry-leading technology vendors, including Cisco Systems, Inc. ("Cisco Systems"), Compaq Computer Corporation ("Compaq"), Computer Associates International, Inc., Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM") and Microsoft Corporation ("Microsoft"), and leverages these relationships for the development of total IT solutions. Specifically, Vanstar's long-time alliance with Microsoft has resulted in the company having one of the industry's largest team of networking professionals dedicated to the Windows NT platform.

RECRUIT AND RETAIN HIGHLY QUALIFIED PROFESSIONALS

         Attracting and retaining exceptional employees is one of the Company's priorities. With its aggressive business strategy, Vanstar recognizes the need to make major investments to recruit, train and retain employees who can provide outstanding service and help the Company achieve its goals. The Company operates in a highly competitive environment which has a limited supply of talented and qualified individuals. Vanstar is committed to creating and maintaining a work environment that becomes a destination for the best employees in the industry.


SERVICES AND PRODUCTS

         Vanstar's entire suite of services is organized around an integrated model called "Life Cycle Management." Life Cycle Management includes design and consulting, acquisition and deployment, operation and support, and enhancement and migration to support the customer's PC network infrastructure throughout its life cycle. The Company offers each service as a discrete service or as part of an integrated Life Cycle Management program. The Company believes that proper planning and management are essential to providing leading information technology products and services and to attaining customer satisfaction. Through planning and management, the Company seeks to optimize solutions at each point in the PC network life cycle.


BUSINESS GROUP                     DESCRIPTION                         SERVICES
--------------                     -----------                         --------

Professional Services              New network infrastructure and    - Design and Consulting
                                   migration to new technologies     - Enhancement and Migration
                                                                     - Education Services

Life Cycle Services                Day-to-day IT operations          - Operation and Support

Acquisition Services               Product acquisition and           - Acquisition and Deployment
                                   configuration

PROFESSIONAL SERVICES

         Vanstar's Professional Services Organization ("PSO") has built a track record in providing design, consulting, integration, deployment and migration services for the distributed network infrastructures that maximize a client's IT investment, while leveraging PSO's expertise in four key technical disciplines -scalability, security, reliability, and flexibility. The Company's unique engagement methodology, while integrating key stages of IT assessment and development for a seamless solution, accommodates client entry at any stage of the engagement. This methodology helps to reduce the cost, risk, and disruption of changing technology platforms. With a full-time staff and contractors of approximately 1,500, PSO offers an organization of highly experienced consultants and engineers with backgrounds ranging from management consulting to network engineering.

         PSO consists of two principal groups -- Consulting Services and Engineering Services -- with a Program and Project Management organization supporting both.

         Consulting Services provides architecture design and planning services organized into two sets of national consulting practices based upon areas of expertise. Technology-based practices include Enterprise Technologies, Enterprise Network Design, and Enterprise Systems Management. Business-improvement-based practices include Management Consulting and Education Services. PSO has integrated its networking and systems integration expertise with business process consulting services. By carefully aligning IT strategies with clients' business processes, PSO delivers strategic IT solutions that not only enhance the performance of existing infrastructures, but also generate long-term business value for its clients by boosting productivity, increasing customer service standards, and reducing cost of ownership. One such method is the Company's Business Technology Requirements ("BTR") session, a one-day focused session in which Vanstar topical experts assess a customer's business processes and opportunities with a view toward strategic technology deployment. BTR sessions are presently offered for Windows NT, help desk, messaging, security, network design, and enterprise management.

         The Company's Education Services are also based on a consultative methodology that assesses the customer's business environment and the skill sets of each user to identify training needs for critical applications in each area of the business. Using a system called Polaris, the Company uses both traditional and innovative training methods, training facilities and certified instructors to deliver the appropriate training for each student. Vanstar is a Microsoft Authorized Technical Education Center, providing training for Microsoft Windows 95, Windows NT, and BackOffice. In each of the three fiscal years ended April 30, 1998, 1997 and 1996, the Company's Education Services were included in the Other Services for financial reporting purposes. Beginning in the quarter ending July 31, 1998, Education Services will be included with Professional Services.

         Engineering Services provides implementation and deployment of solutions created by the Consulting Services, third-party service providers or customers. Engineering Services also offers short-term supplemental staffing to customers to assist them in completing their projects. Vanstar's Engineering Services personnel are certified in the major network operating systems and have extensive experience with local and wide area networking products and protocols.

         Program and Project Management provides nationwide project management services for all Consulting Services and Engineering Services projects, specializing in structuring and managing technology projects.

LIFE CYCLE SERVICES

         Vanstar offers a variety of network operation and support services aimed at maintaining the highest levels of network reliability and return on investment for its customers. Life Cycle Services include repair and maintenance, help desk and network monitoring and asset management.

         The Company installs additional hardware and software to increase the capacity of, or otherwise upgrade, existing products and systems. Generally, moves, adds, and changes assist customers in avoiding the costs associated with acquiring new systems.

         The Company offers repair and maintenance services, including extended warranty service, depot repair, and preventive maintenance. These services are designed to minimize product failures and to extend the useful life of equipment. On all products for which the Company is authorized to provide warranty coverage, including certain products from Compaq, Hewlett-Packard, IBM and others, the Company offers its customers extended warranty service on standard manufacturer configurations and optional components, up to 24 hours per day, 365 days per year, anywhere within 100 miles of any of Vanstar's approximately 90 service locations in the United States.

         The Company offers a single point of contact ("SPOC") service to provide seamless integration and fulfillment of customer's needs for technology products, services, training, and support. Customers' end users call one toll-free number for all of their PC needs, including help desk; installs, moves, adds, and changes ("IMAC"); system maintenance; procurement management; asset management; training; and network management. The SPOC coordinates all of the operations and support services with the goal of reducing the total cost of PC/LAN/WAN ownership, reducing the risk of deploying new technology, increasing end-user productivity and increasing end-user satisfaction.

         The Company also maintains a network operations center to deliver remote network and systems management services for its customers. The network operations center provides remote management to actively monitor customer networks for optimal performance, manage storage requirements and network capacity, manage standard PC configurations across the network, manage electronic distribution of software, and provide network security monitoring and administration.

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

ACQUISITION SERVICES

         Vanstar's Acquisition Services include product procurement, configuration, distribution, installation, cabling and connectivity. The Company sources PCs, servers, network products, computer peripherals, and software from more than 700 vendors, including Compaq; IBM; Hewlett-Packard; Apple Computer, Inc.; Sun Microsystems, Inc.; Microsoft; Novell, Inc.; Lotus Development; Cisco Systems; 3Com Corporation; and Bay Networks, Inc. The Company's customer support groups in Indianapolis, Indiana and Pleasanton, California provide complete order management services from quotation to order processing, order tracking, and fulfillment.

         Vanstar maintains centralized configuration and distribution facilities in two highly automated distribution centers located in Indianapolis, Indiana and Livermore, California. Those distribution facilities handle product receiving, warehousing, central configuration, testing, order handling, and shipping to ensure timely and reliable network equipment deployment, with services such as set-up, installation, cabling, server connection, and testing.

AUTOMATED SYSTEMS AND DELIVERY

         Vanstar is committed to delivering its services in innovative ways in order to keep pace with customer needs and behaviors. The Company offers automated systems which utilize open architecture and enable Vanstar's customers to change the processes they use to manage their PC network support infrastructures, thereby reducing cost and managing complexity. Vanstar has invested significant resources automating its internal service delivery systems and developing electronic links between the Company's systems and its customers' systems. The Company's automated systems include Vanstar's Aviator, Cockpit, Distribution Center Management System ("DCMS"), FLEX and Tracker, and NOVA.

        - Vanstar Aviator. Vanstar's Aviator is an order management system designed to give customers access to information about products available from the Company. Vanstar's Aviator is a web-based system which provides customers with detailed information on product pricing and availability, and can generate quotes, purchase orders, order status, invoice history, on-line help, and toll-free telephone support. With Aviator, customers can place and track orders themselves.

        - Cockpit. Vanstar's customer service representatives use the Company's order management system, called "Cockpit," to generate quotes and to enter and track product orders. Cockpit provides real-time product availability and pricing information, and maintains detailed, customer-specific account information, including account history, standard product configurations, special pricing, locations, authorized purchasing personnel, and credit limits.

         - DCMS, FLEX and Tracker. DCMS and its FLEX systems operate the Company's automated distribution and configuration centers located in Indianapolis, Indiana, and Livermore, California. DCMS and FLEX manage the flow of orders through the distribution process and provide the on-line information necessary to configure systems to customers' standards. Operating on a LAN, DCMS assigns a unique barcode fingerprint to each SKU as it arrives. Warehouse staff use radio frequency, hand-held devices to manage and track the movement of product orders through the centers. Vanstar's Tracker system tracks each package from the warehouse to the customer site. Vanstar's distribution centers are co-located with Skyway depots. The Company's Tracker system is integrated with Skyway's systems, providing complete point-to-point delivery and tracking.

          - NOVA. NOVA is the service delivery system for the management of Vanstar's SPOC, dispatch, repair, service reengineering, and asset management service offerings. NOVA's resource allocation system is designed to ensure that the appropriate technical personnel are available to respond to customer service calls. Service calls placed by customers are received through Vanstar's First Touch program. NOVA determines which field engineer is available and sends all relevant customer information to the field engineer through a field computing device. NOVA is backed by more than 50 strategic parts stocking locations in the United States; spare parts can be delivered the same day or shipped overnight to either the customer location or the field service engineer.

          - Electronic Links. To create a cooperative service environment, Vanstar uses electronic links to connect its systems to its customers' systems through Electronic Data Interchange, the Internet, or private WANs.


CUSTOMERS

         The Company's broad customer base of primarily Fortune 1000 companies and other large enterprises includes the following, all of which purchased products and services in excess of $10 million during the 12 months ended April 30, 1998 from the Company:


CUSTOMER NAME                               INDUSTRY
-------------                               --------
Bechtel Corporation                         Engineering/Construction
BellSouth Corporation                       Telecommunications
Charles Schwab and Company Inc.             Financial Services
Chevron                                     Oil/Gas
Cigna Corporation                           Insurance
Coca Cola Enterprises Inc.                  Liquid Non-Alcoholic Beverages
Duke Power Company                          Utility
Federal Express Corporation                 Transportation
The Goodyear Tire and Rubber Company        Tires and Rubber Products
Hoechst Celanese Corporation                Chemicals
IBM                                         Computers
Manpower Inc.                               Staffing
Microsoft                                   Software
Motorola Inc.                               High Technology
Monsanto Company                            Life Sciences
Sun Microsystems, Inc.                      Computer Systems
Sybase Inc.                                 Software
UNUM Corporation                            Insurance
Zurich American Insurance                   Insurance

         No single customer accounted for more than 10% of the Company's revenue during fiscal year 1998.

         Vanstar markets its PC network services by targeting executives of large enterprises who have IT decision-making authority. As of April 30, 1998, the Company's domestic sales force consisted of more than 700 field sales and inside service representatives. Vanstar's direct sales force is comprised of account managers and technical sales personnel. Vanstar's account management force is responsible for prospecting new business, maintaining and expanding relationships with current customers, and ensuring customer satisfaction. Technical sales personnel provide the technical expertise to support and supplement the sales effort. To improve sales productivity, Vanstar equips its sales organization with sales force automation tools that provide them with a complete suite of marketing and account management tools. These tools reduce the sales representatives' physical dependence on the branch offices, allowing Vanstar to operate a "virtual office" environment while sharing information across multiple departments.

CERTAIN BUSINESS FACTORS

Significant Fluctuations in Revenues and Operating Results

         The Company's quarterly and annual revenues and operating results have varied significantly in the past and are likely to continue to do so in the future. Revenues and operating results may fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies offering improved features, the introduction of new services by the Company and its competitors, changes in the level of operating expenses, the amount of vendor incentive funds received by the Company (see "Dependence on Key Vendors, Vendor Incentives and Product Supply" below), the timing of major service projects, competitive conditions and economic conditions generally. In particular, the Company's operating results are highly sensitive to changes in the mix of the Company's product and service revenues, product margins, inventory adjustments and interest rates. Although the Company attempts to control its expense levels, these levels are based, in part, on anticipated revenue levels. Therefore the Company may not be able to control spending in a timely manner to compensate for any unexpected decrease in revenue or vendor incentive funds. Further, the purchase of the Company's products and services generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the Company's operating results are subject to a number of significant risks over which the Company has little or no control, including customers' technology life cycle needs, budgetary constraints and internal authorization reviews. In addition, the Company historically has experienced significant revenue fluctuations because of shortages of supply from certain vendors. Shortages of supplies from vendors have previously occurred due primarily to credit limitations placed on the Company and the inability of certain manufacturers to supply product on a timely basis. Any significant shortages of supplies could have a material adverse effect on the Company. The Company may also experience fluctuations in its operating costs in the future as it continues to make acquisitions, implement new information management systems and adjust its business strategy in the light of changing technology and market conditions. Accordingly, the Company believes that quarterly and yearly period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

Substantial Indebtedness and Fixed Obligations; Dependence on IBMCC; Interest Rate Sensitivity

         The Company's business requires significant working capital to finance product inventory and accounts receivable. The Company has funded a significant portion of its working capital requirements through its financing program agreement (the "Financing Program Agreement") with IBM Credit Corporation ("IBMCC"). As part of the Company's refinancing plan in the fiscal year ended April 30, 1997, the Company used an aggregate of $300.7 million from its offering of Preferred Securities (as defined herein) and the Securitization Facility (as defined herein) to reduce the Company's outstanding indebtedness under the Financing Program Agreement. At April 30, 1998, the outstanding principal balance under the Financing Program Agreement was approximately $465.8 million, out of a total of $550 million in available credit. Borrowings under the line of credit are secured by certain assets of the Company, including accounts receivable, inventory and equipment. The line of credit is currently available through October 31, 1998. In the event of termination of the Financing Program Agreement, the outstanding borrowings under the Financing Program Agreement mature at the end of the term of the line of credit. Borrowings under the Financing Program Agreement bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.6 percentage points, which equated to a rate of 7.3% as of April 30, 1998. There can be no assurance that IBMCC will continue to finance the Company's operations, or if such financing is not continued, that the Company will be able to secure additional debt financing.

         During October 1996, Vanstar Financing Trust, a statutory business trust formed under the laws of the State of Delaware by the Company as sponsor (the "Trust"), issued 4,025,000 Trust Convertible Preferred Securities ("Preferred Securities") to certain initial purchasers in connection with a Rule 144A offering of the Preferred Securities. In addition, the Trust issued 124,484 common securities to the Company. The proceeds of those sales were invested by the Trust in $207,474,200 aggregate principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures"). The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on October 1, 2016 or earlier to the extent of any redemption by the Company of any Debentures. Subject to the Company's right to defer interest payments thereunder, the

Company is obligated to make quarterly interest payments under the Debentures of approximately $3.5 million.

         Effective December 20, 1996, the Company established a revolving funding trade receivables securitization facility (the "Securitization Facility"), which currently provides the Company with up to $200 million in available credit. In connection with the Securitization Facility, the Company sells, on a revolving basis through a wholly-owned subsidiary, an undivided interest in certain of its trade receivables ("Pooled Receivables"). As of April 30, 1998, the gross proceeds of those sales totaled $200 million. The majority of those proceeds were used in fiscal year 1997 to reduce the Company's outstanding indebtedness under the Financing Program Agreement. The additional borrowings under the Securitization Facility are used, among other purposes, to provide working capital.

         As of April 30, 1998, the Company's total amount of debt outstanding (including debt evidenced by the Debentures) was approximately $888 million and the Company had stockholders' equity of approximately $208 million. In addition to its substantial indebtedness, the Company has significant commitments and obligations. There can be no assurance that the Company's operating results will be sufficient for payment of all of its fixed obligations when due. The degree to which the Company is leveraged could have important consequences including the following: (i) the Company's ability to obtain other financing in the future may be impaired or may be available only on terms dilutive to the Company's stockholders; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; and (iii) a high degree of leverage may make the Company more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company's ability to make scheduled payments on or, to the extent not restricted pursuant to the terms thereof, to refinance its indebtedness depends on its financial and operating performance, which is subject to prevailing economic conditions and to financial, business and other factors beyond its control.

Dependence on Key Vendors, Vendor Incentives and Product Supply

         A significant portion of the Company's revenue is derived from sales of PC network hardware, peripherals and software, including products of various major vendors, particularly IBM, Compaq and Hewlett-Packard. The Company has negotiated the terms of purchase arrangements, including product cost, price protection, return policies, product allocations, delivery, training, and support directly with all major vendors. The Company's agreements with its vendors are generally on a non-exclusive basis and may be terminated by the vendors upon notice typically ranging from 30 to 90 days. Those agreements provide the Company with price protection on eligible products in the Company's inventory. The loss of a major vendor, the deterioration of the Company's relationship with a major vendor or the failure of the Company to establish good relationships with major new vendors as they develop could have a material adverse effect on the Company's business. The Company is also dependent, in part, upon vendor financing for working capital requirements. The failure of the Company to obtain vendor financing on satisfactory terms and conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

         As is typical in its industry, the Company's primary vendors also provide various incentives for promoting and marketing their products. The incentives typically range from 1% to 5% of sales or purchases of the vendor's products. The three major forms of vendor incentives received by the Company are co-operative funds, market development funds and vendor rebates. Co-operative funds are earned based upon the sale of the vendor's products and generally must be used to offset the costs associated with advertising and promotion pursuant to programs established by the individual vendor. Market development funds are earned based upon the Company's purchases or sales of the vendor's products and generally must be used for market development activities approved by the respective vendor. Vendor rebates are based upon the Company attaining certain sales or purchase volume targets. Rebates generally can be used as the Company deems appropriate. Any change in the provision of these incentives could have a material adverse effect on the Company's operating results, at least until the Company is able to adjust its expense levels.

         The PC industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. In addition, certain vendors have initiated new channels of distribution that increase competition for the available product supply. The Company has experienced product supply shortages in the past and expects to experience such shortages from time to time in the future. Failure to obtain adequate product supplies to fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may from time to time enter into long-term agreements with vendors and suppliers to purchase certain amounts of product over an extended period of time. There can be no assurance that the Company will be able to sell such levels of a product or that such agreements will be ultimately beneficial to the Company.

Gross Margin Risk

         Over the past several years, gross margins on computer product sales have declined due to computer price reductions and intense competition. This competition will continue to put pressure on the product sales gross margins. The growth of Professional Services has been substantial for the Company over the past two fiscal years. There can be no assurance that Professional Services revenue will continue to grow at rates similar to the previous two years. In addition, the gross margins for these Professional Services may also decline as competition continues to intensify. This continued competition will also put pressure on Professional Services billing and utilization rates. Any material decrease in those rates may cause a decrease in both gross margin percentage and the total gross margin. Any decrease in gross margin could have a material adverse effect on the Company.

Inventory Management

         The PC industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Although it is industry practice for the Company's suppliers to provide price protection intended to reduce the risk of inventory devaluation, such policies are subject to change. The Company also has the option of returning, subject to certain limitations, a percentage of its current product inventories each quarter to certain manufacturers as it assesses each product's current and forecasted demand. The amount of inventory that can be returned to suppliers varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that suppliers will continue such policies, that unforeseen new product developments will not materially adversely affect the Company or that the Company can successfully manage its existing and future inventories.

         In order to adequately service its customers, the Company is required to maintain significant quantities of consumable and repairable parts ("spare parts") for extended periods of time. Any decrease in the demand for the Company's maintenance services could result in a portion of the spare parts becoming excess or obsolete. In addition, rapid changes in technology could render portions of the Company's spares obsolete and unusable giving potential to write-offs and a reduction in profitability. The inability of the Company to effectively manage its spare parts or the need to write-off significant portions due to obsolescence could have a material adverse effect on the Company's operating results.

Build-to-Order Delivery Model and Final Assembly

         Vanstar is participating in "Build-to-Order" and "Final Assembly" programs with Compaq, IBM and Hewlett-Packard. To date, these programs have not been used significantly, but the Company expects these programs to be used during fiscal year 1999. The objective of these programs is to lower costs by reducing finished goods inventory, increasing inventory turn ratios and reducing inventory carrying costs. The Company believes that being able to effectively utilize these programs will play an important role in providing a competitive advantage. The potential disadvantage of the Build-to-Order and Final Assembly programs is that reduced inventory levels could result in inventory shortages and thereby negatively impact customer service. Conversely, the terms and conditions associated with these programs typically provide more limited price protection than has previously been available to the Company. As a result, carrying higher inventory levels would expose the Company to risk from price reductions.

Risks Associated with Rapid Technological Change; Dependence on Information Systems

         The markets for the Company's product and service offerings are characterized by rapidly changing technology and frequent new product and service offerings. The introduction of new technologies can render existing products and services obsolete or unmarketable. The Company's continued success will depend on its ability to enhance existing products and services and to develop and introduce, on a timely and cost-effective basis, new products and services that keep pace with technological developments and address increasingly sophisticated customer requirements. The Company's business, financial condition and results of operations could be materially adversely affected if the Company were to incur delays in sourcing and developing product and service enhancements or new products and services or if such product and service enhancements or new products and services did not gain market acceptance.

         In addition, the Company has developed proprietary automated systems to enhance the delivery of its services and products and provide it with a competitive advantage. No assurance can be given that the Company's automated systems will function as anticipated, will result in lower costs to the Company or its customers or will not be rendered obsolete as a result of technological change.

Concentration of Revenues

         No single customer accounted for more than 10% of the Company's revenues during fiscal years 1998 or 1997. However, during fiscal 1998, the Company derived approximately 48% of its revenues from its 50 largest customers. To the extent that the Company is successful in expanding its relationship with new and existing customers among large enterprises such as the Fortune 1000, its revenues may become more concentrated. While the Company seeks to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer's purchasing patterns. Any termination or significant disruption of the Company's relationships with any of its principal customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a deterioration in the financial condition of any of its principal customers could expose the Company to the possibility of large accounts receivable write-offs, which could materially adversely affect the Company's financial condition and results of operations.

Intense Competition

         The markets in which the Company operates are characterized by intense competition from several types of technical service providers, including mainframe and mid-range computer manufacturers and outsourcers entering the PC services marketplace. These include Digital Equipment Corporation Multi-Vendor Services, Electronic Data Systems Corporation, Hewlett-Packard Multi-Vendor Services and IBM Global Services. Other competitors include VARs, systems integrators and third-party service companies, such as CompuCom Systems, Inc.; DecisionOne Corporation; Entex Information Services, Inc.; GE Information Technology Services; InaCom Corp.; MicroAge, Inc.; and Technology Service Solutions. The Company's markets require it to maintain sales personnel to compete for commercial customers and to have employees experienced in responding to the competitive bidding requirements of government-related customers. The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sales of their products and services or be more effective in responding in competitive bidding situations than the Company.

Government Contracts

         The Company and its subsidiaries act as prime contractors and subcontractors to various government entities, including agencies of the United States government. The Company and its subsidiaries primarily provide computer equipment and related products to governmental entities pursuant to fixed-priced contracts. Under the contracts, the Company is obligated to deliver products at a fixed price when and if ordered. All of the equipment sold by the Company to government entities under those contracts is acquired from third parties at then-prevailing market prices. Thus, the Company bears the burden of any manufactures' price increases. The Company's government contracts are subject to specific procurement regulations and a variety of socioeconomic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from additional government contracting or subcontracting. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment and the accuracy of records. In addition, government contractors are subject to oversight audits by government representatives and may become subject to profit and cost control limitations.

         Although certain of the Company's government contracts have a term of several years, appropriations for purchases under such contracts are typically made on a fiscal-year basis only. In addition, even if appropriations are made for purchases by a governmental entity, the entity may not use all of its appropriations authority with respect to acquisitions of equipment from the Company. Consequently, there can be no assurance regarding the actual volume of sales that may be made thereunder, if any, during any period of time. Finally, government contracts are typically subject to termination, in whole or in part, without notice, at the convenience of the government or agency involved. Any substantial reduction in purchases by governmental entities could have a material adverse effect on the Company.

Dependence On and Need to Recruit and Retain Key Management and Technical Personnel

         The Company's success depends to a significant extent on its ability to attract and retain key personnel. In particular, the Company is dependent on its senior management team and technical personnel. The Company has significantly expanded its technical staff, including its systems engineering force, in recent years. As of May 31, 1998 the Company employed more than 4,600 technical engineers and consulting professionals. Competition for such technical personnel is intense and no assurance can be given that the Company will be able to recruit and retain such personnel. The failure to recruit and retain management and technical personnel could have a material adverse effect on the Company's growth, revenues and results of operations.

         In addition, the Company's growth resulting from expanding operations and acquisitions has placed significant demands on the Company's management, operational and technical resources. Such growth is expected to continue to challenge the Company's sales, marketing, technical and support personnel and senior management. The Company's future performance will depend in part on its ability to manage expanding domestic and international operations and to adapt its operational systems to respond to changes in its business. In particular, the Company's success will depend on its ability to attract, retain and train adequate numbers of technical field personnel and effectively integrate any acquired business operations.


EMPLOYEES

         As of May 1998, the Company had approximately 7,100 full-time employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

         Technical Personnel. Vanstar deploys more than 4,600 technical engineers and consulting professionals in the United States. The Company intends to continue to expand its staff of technical professionals. The technical personnel are both client dedicated and centrally dispatched, and provide service on either a contract basis or a project basis. The Company is also developing groups of technical professionals who specialize in the areas of operations, methods and practices, process management, and consulting. PSO currently has 6 groups of national consulting practices staffed with high-end consultants focused on emerging technologies. The Company's engineering staff is certified in the major network operating systems and has experience with LAN and WAN networking products and protocols. The Company supports major network operating systems, including Microsoft Windows NT and BackOffice, Novell NetWare, IBM LAN Server and AppleShare.

EXECUTIVE OFFICERS OF THE COMPANY

         Certain information about the Company's executive officers is provided below.

         William Y. Tauscher, age 48, became Chairman of the Board of the Company in September 1987 and Chief Executive Officer in September 1988. He was President from September 1988 to July 1995. Prior to September 1988, Mr. Tauscher was Chairman of the Board, President and Chief Executive Officer of FoxMeyer Corporation, a wholesale pharmaceutical distributor and franchiser which he co-founded in 1978 and a subsidiary of National Intergroup, Inc., a diversified holding corporation.

         Jay S. Amato, age 38, became President and Chief Operating Officer in July 1995 and a director in December 1995. From January 1993 until July 1995, he was Senior Vice President and President, North America Operations of the Company. From June 1991 until January 1993, Mr. Amato was Senior Vice President, Major Market Operations of the Company, and from April 1989 until June 1991, he was Vice President of Business Development of the Company.

         Richard N. Anderson, age 41, became Senior Vice President and General Manager, Sales and Life Cycle Management in September 1997. He was Senior Vice President, Sales from December 1993 to September 1997 and Vice President, Field Sales from October 1992 until December 1993.

         Kauko Aronaho, age 59, became Senior Vice President and Chief Financial Officer in June 1997. He worked as an independent consultant in the technology industry from June 1996 to June 1997. From August 1995 to June 1996, Mr. Aronaho was the President of SHL Computer Innovations, Inc., a Canadian provider of products and services to build and manage computer networks ("SHL Computer"). He was Senior Vice President and Chief Financial Officer of SHL Computer from 1989 to August 1995.

         H. Christopher Covington, age 48, became Senior Vice President, General Counsel and Secretary in August 1994. From April 1993 until August 1994, he was Vice President. From November 1990 until April 1993, Mr. Covington was Assistant General Counsel and Assistant Secretary of the Company.

         Wayne M. Keegan, age 43, became Senior Vice President, Human Resources in October 1997. From September 1996 to October 1997, he was Vice President of Human Resources for The London International Group, Inc., a medical technologies company. From February 1991 to September 1996, Mr. Keegan was Vice President of Human Resources and Administration for The Ertl Company, Inc., a producer of toys, models and collectibles.

         Chris M. Laney, age 41, became Senior Vice President and General Manager, Professional Services in September 1997. He was Senior Vice President, Networking Services from July 1995 to September 1997. From July 1993 until July 1995, Mr. Laney was Vice President, Networking Services. From April 1992 until July 1993, he was Western Regional Director of Networking Services.

         Ahmad Manshouri, age 57, became Senior Vice President and General Manager Product Operations in July 1995. He was Senior Vice President, Purchasing and Vendor Management from January 1993 until July 1995. From July 1992 until January 1993, Mr. Manshouri was a Vice President of the Company.

ITEM 2.  PROPERTIES

         The Company leases 29,277 square feet of office space for its corporate headquarters in Atlanta, Georgia under a lease expiring in August 1999. The Company leases 92,335 square feet of office space in Alpharetta, Georgia under two separate leases expiring in November of 1999 and December 2001. The Company also leases three buildings in Roswell, Georgia totaling 86,880 square feet for one of its corporate divisions, under a lease expiring in May of 2001. The Company leases 89,086 square feet of office space in Pleasanton, California under a lease expiring in May of 2006. The Company's main distribution center is located in Indianapolis, Indiana, consisting of 415,680 square feet under a lease expiring in April of 2007. Another distribution center is located in Livermore, California and equates to 192,000 square feet along with a return center nearby in Livermore, which consists of 29,000 square feet. The leases for both facilities in Livermore expire in September of 1999. The Company also leases a 51,520 square feet repair facility in Wharton, New Jersey. The lease expires in September of 2004. The Company's new Solution Center, consisting of 85,852 square feet, is located in Tempe Arizona and has a lease term extending until December of 2007. The Company leases a number of other smaller branch facilities across the country which contribute to the day-to-day operations of the Company. The Company believes that its facilities are suitable and adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

         On July 3, 1997, a trust claiming to have purchased shares of the Common Stock filed suit in Superior Court of the State of California. The suit is entitled David T. O'Neal Trust, Dated 4/1/77, v. Vanstar Corporation, et al., Consolidated Case No. CV767266. On January 21, 1998, the same plaintiff, along with another plaintiff claiming to have purchased shares of Common Stock, filed suit in the United States District Court for the Northern District of California, making allegations virtually identical to those in the earlier suit. The recent suit is captioned David T. O'Neal Trust, Dated 4/1/77, et al. v. Vanstar Corporation, et al., Case No. C-98-0216 MJJ. Both suits name as defendants the Company, certain directors and officers of the Company, and the Company's principal stockholder, Warburg Pincus Capital Co., L.P., and certain of its affiliates. The complaints in both suits generally allege, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiffs, as holders of the Common Stock, suffered damage as a result.

         The plaintiffs in both suits seek class action status, purporting to represent a class of purchasers of Common Stock between March 11, 1996 and March 14, 1997, and seek damages in an unspecified amount, together with other relief. The complaint in the first suit purports to state a cause of action under California law; the complaint in the recent suit purports to state two causes of action under the Securities Exchange Act of 1934. On January 28, 1998, the California Superior Court dismissed the plaintiffs' complaint in the first suit but granted the plaintiffs leave to amend to cure the deficiencies in their complaint. The plaintiffs have amended the complaint, but the court has not yet ruled on the sufficiency of that amended complaint. The Company believes that the plaintiffs' allegations in both suits are without merit and intends to defend the suits vigorously.

         Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended April 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "VST." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the NYSE.


                                                            High            Low
                                                           -------         ------
     Fiscal Year Ended April 30, 1998:
        Fourth Quarter                                   $  16 1/4       $ 11 1/4
        Third Quarter                                       16             11
        Second Quarter                                      17 1/4         11 9/16
        First Quarter                                       15 1/2          7 1/4
     Fiscal Year Ended April 30, 1997:
        Fourth Quarter                                   $  16 1/2       $  6 1/2
        Third Quarter                                       28 1/4         13 3/4
        Second Quarter                                      29 3/4         15 3/4
        First Quarter                                       17 3/8         12 1/4

         As of May 15, 1998, there were 350 holders of record of the Common
Stock.

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business. The Company's Financing Program Agreement with IBMCC limits the Company's ability to declare or pay cash dividends on the Common Stock. In addition, the Indenture relating to the Debentures gives the Company the right to defer interest payments on the Debentures. If the Company exercises that interest payment deferral option, then during any deferral period, the Company may not declare or pay dividends on, or make distributions with respect to, the Common Stock, except dividends or distributions in shares of the Common Stock.

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


                                (Dollars in thousands, except per share data)

                                                                                     Seven
                                                                                     Months
                                            Year Ended April 30,                     Ended        Year Ended
                          ------------------------------------------------------    April 30,   September 30,
                              1998          1997          1996          1995          1994           1993
                          ------------  ------------  ------------  ------------  ------------  -------------
INCOME STATEMENT DATA:
Revenue                   $  2,838,802  $  2,178,566  $  1,804,813  $  1,385,392  $    586,514  $   1,099,813
Gross margin                   414,684       313,964       244,927       210,538        97,002        178,024
Operating income (loss)        101,382        68,279        43,047        28,127          (434)        (3,296)
Income (loss) from
  continuing operations(1)      44,859        35,138         8,053         1,268        (6,969)       (18,751)
Net income (loss)               35,947        29,994        17,247         1,268        44,505         (4,246)
Income (loss) from continuing
  operations per share (2)(4)
          Basic                   0.83          0.72          0.25          0.04         (0.62)         (2.02)
          Diluted                 0.81          0.69          0.23          0.04         (0.24)         (1.57)
Income (loss) per share (2)(4)
          Basic                   0.83          0.72          0.53          0.04          3.78          (0.88)
          Diluted                 0.81          0.69          0.50          0.04          1.44          (0.68)


                                                        April 30,
                          --------------------------------------------------------------------  September 30,
                              1998          1997          1996          1995          1994          1993
                          ------------  ------------  ------------  ------------  ------------  -------------
BALANCE SHEET DATA:
Total assets              $  1,095,764  $    761,423  $    803,365  $    705,295  $    610,458  $     576,279
Short-term borrowings          308,351        74,402             -             -       262,783        194,660
Current maturities of
    long-term debt               5,800         4,785         1,759         7,685        12,788         23,190
Long-term debt, less
    current maturities           2,337         5,946       293,007       337,750         6,732         13,017
Company-obligated
    mandatorily redeemable
    convertible preferred
    securities of subsidiary
    trust holding solely
    convertible subordinated
    debt securities of
    the company (3)            194,739       194,518             -             -             -              -
Redeemable preferred stock
    and accrued dividends            -             -             -             -         4,777          4,464
Total stockholders' equity     207,948       166,971       127,053        22,589        24,797         13,584

(1) Represents income from continuing operations before distributions on preferred securities of Trust of $8.9 million and $5.1 million (net of applicable taxes) for the years ended April 30, 1998 and 1997, respectively.
(2) Earnings per share for the fiscal years ended April 30, 1996 and 1995 are presented giving effect to the conversion of all outstanding shares of Preferred Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock in connection with the Company's initial public offering on March 11, 1996, as if the conversion had occurred at the later of the beginning of fiscal year 1995 or the issuance date of the respective security.
(3) The sole asset of the Trust is $207.5 million aggregate principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due year 2016.
(4) Effective during the year ended April 30, 1998, the Company adopted FASB Statement No. 128, Earnings per Share ("Statement 128"). The Company has restated all prior periods to reflect the change in method required by Statement 128.

QUARTERLY OPERATING RESULTS

         The following tables set forth the unaudited operating results for each of the four quarters in fiscal year 1998 and 1997. These numbers have been derived from the Company's unaudited quarterly financial statements and in the opinion of management, reflect all adjustments (of a normal and recurring nature) which are necessary for a fair representation of the results of operations for the interim periods.

                 (Dollars in thousands, except per share data)

YEAR ENDED APRIL 30, 1998
                                                  4th Quarter     3rd Quarter     2nd Quarter      1st Quarter
                                                  -----------     -----------     ------------     ------------
REVENUE:
    Acquisition services                            $585,250         $575,606         $624,899         $581,249
    Life cycle services                               80,898           72,889           65,711           56,194
    Professional services                             43,095           43,195           42,470           35,053
    Other                                              3,812           11,674            8,669            8,138
                                                    --------         --------         --------         --------
      Total revenue                                  713,055          703,364          741,749          680,634
                                                    ========         ========         ========         ========

GROSS MARGIN:
    Acquisition services                              59,012           56,161           58,831           56,604
    Life cycle services                               30,096           24,882           20,023           15,867
    Professional services                             18,975           18,353           20,791           14,692
    Other                                              1,863            7,110            6,009            5,415
                                                    --------         --------         --------         --------
      Total gross margin                             109,946          106,506          105,654           92,578
                                                    ========         ========         ========         ========

GROSS MARGIN PERCENTAGE:
    Acquisition services                                10.1%             9.8%             9.4%             9.7%
    Life cycle services                                 37.2%            34.1%            30.5%            28.2%
    Professional services                               44.0%            42.5%            49.0%            41.9%
    Other                                               48.9%            60.9%            69.3%            66.5%
                                                    --------         --------         --------         --------
      Total gross margin percentage                     15.4%            15.1%            14.2%            13.6%
                                                    ========         ========         ========         ========

Selling, general and administrative expenses          82,281           77,862           79,701           73,458
    % of total revenue                                  11.5%            11.1%            10.7%            10.8%

Operating income                                      27,665           28,644           25,953           19,120
    % of total revenue                                   3.9%             4.1%             3.5%             2.8%
                                                    --------         --------         --------         --------
NET INCOME                                          $  9,630         $ 10,457         $  9,300         $  6,560
                                                    ========         ========         ========         ========

BASIC EARNINGS PER SHARE                            $   0.22         $   0.24         $   0.22         $   0.15
                                                    ========         ========         ========         ========

DILUTED EARNINGS PER SHARE                          $   0.22         $   0.24         $   0.21         $   0.15
                                                    ========         ========         ========         ========


YEAR ENDED APRIL 30, 1997
                                                  4th Quarter      3rd Quarter      2nd Quarter      1st Quarter
                                                  -----------      -----------      -----------      -----------
REVENUE:
    Acquisition services                            $457,656         $438,587         $463,057         $490,065
    Life cycle services                               50,697           47,944           42,532           38,939
    Professional services                             31,208           30,555           27,600           21,698
    Other                                              8,640           10,456           10,544            8,388
                                                    --------         --------         --------         --------
      Total revenue                                  548,201          527,542          543,733          559,090
                                                    ========         ========         ========         ========

GROSS MARGIN:
    Acquisition services                              45,746           43,494           46,441           48,472
    Life cycle services                               17,444           16,762           14,548           14,485
    Professional services                              9,126            9,995           12,273            8,417
    Other                                              5,577            6,417            8,019            6,748
                                                    --------         --------         --------         --------
      Total gross margin                              77,893           76,668           81,281           78,122
                                                    ========         ========         ========         ========

GROSS MARGIN PERCENTAGE:
    Acquisition services                                10.0%             9.9%            10.0%             9.9%
    Life cycle services                                 34.4%            35.0%            34.2%            37.2%
    Professional services                               29.2%            32.7%            44.5%            38.8%
    Other                                               64.5%            61.4%            76.1%            80.4%
                                                    --------         --------         --------         --------
      Total gross margin percentage                     14.2%            14.5%            14.9%            14.0%
                                                    ========         ========         ========         ========

Selling, general and administrative expenses          68,960           60,489           59,340           56,896
    % of total revenue                                  12.6%            11.5%            10.9%            10.2%

Operating income                                       8,933           16,179           21,941           21,266
    % of total revenue                                   1.6%             3.1%             4.0%             3.8%
                                                    --------         --------         --------         --------
NET INCOME                                          $  1,632         $  7,521         $ 11,078         $  9,763
                                                    ========         ========         ========         ========

BASIC EARNINGS PER SHARE                            $    .04         $    .18         $    .27         $    .24
                                                    ========         ========         ========         ========

DILUTED EARNINGS PER SHARE                          $    .04         $    .17         $    .26         $    .23
                                                    ========         ========         ========         ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's results of operations for the three fiscal years ended April 30, 1998 were impacted by the following transactions. On May 24, 1996, the Company acquired certain of the assets and business operations of the western and southwestern regions of Dataflex Corporation (the "Dataflex Regions"). The Dataflex Regions offered PC product distribution, service and support in the states of Arizona, California, Colorado, Nevada, New Mexico, and Utah with combined revenues of $145 million reported for the fiscal year ended March 31, 1996. On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership providing training and educational services in Ohio and throughout the upper mid-western United States ("Mentor Technologies"). Mentor Technologies reported revenues of $5.5 million for the calendar year ended December 31, 1995. During October 1996, the Company, through the Vanstar Financing Trust, issued 4,025,000 Preferred Securities. The Preferred Securities are convertible into the Common Stock and pay cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. On December 16, 1996, the Company acquired Contract Data Services, Inc. ("CDS"), a North Carolina corporation with reported revenues of $74.3 million for the fiscal year ended March 31, 1996. CDS provided outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. Effective December 20, 1996, the Company established the Securitization Facility, which currently provides the Company with up to $200 million in available credit. On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider which reported revenues of approximately $150 million for its fiscal year ended September 30, 1996.

         Vanstar's four primary sources of revenue are: Acquisition Services (formerly referred to as "Product"), Life Cycle Services, Professional Services, and Other. The Company refers to the integration of the offerings of design and consulting, acquisition and deployment, operation and support, and enhancement and migration as "Life Cycle Management." For larger clients, Vanstar can manage every phase of the life cycle of its customers' PC networks. Acquisition Services revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Life Cycle Services revenue is primarily derived from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Professional Services revenue is primarily derived from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Professional Services revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support. Other revenue has been derived primarily from training and education services and from fees earned on the distribution services agreement with ComputerLand Corporation (formerly with Merisel FAB). Pursuant to the distribution services agreement, the Company provided product distribution to franchises and affiliates of ComputerLand Corporation ("Computerland"), a subsidiary of Synnex Technologies, Inc. ("Synnex"), through January 1998.

         The following table sets forth, for the periods indicated, the Company's (i) total revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue:

                                           (Dollars in thousands)

                                                                  YEAR ENDED APRIL 30,
                                                   -------------------------------------------------
                                                        1998              1997              1996
                                                   ---------------   ---------------    ------------

REVENUE:
   Acquisition services                             $2,367,004         $1,849,365         $1,578,298
   Life cycle services                                 275,692            180,112            138,418
   Professional services                               163,813            111,061             58,127
   Other                                                32,293             38,028             29,970
                                                    ----------         ----------         ----------
       Total revenue                                $2,838,802         $2,178,566         $1,804,813
                                                    ==========         ==========         ==========

GROSS MARGIN:
   Acquisition services                             $  230,608         $  184,153         $  147,894
   Life cycle services                                  90,868             63,239             49,131
   Professional services                                72,811             39,811             23,013
   Other                                                20,397             26,761             24,889
                                                    ----------         ----------         ----------
       Total gross margin                           $  414,684         $  313,964         $  244,927
                                                    ==========         ==========         ==========

GROSS MARGIN PERCENTAGE
   Acquisition services                                    9.7%              10.0%               9.4%
   Life cycle services                                    33.0%              35.1%              35.5%
   Professional services                                  44.4%              35.8%              39.6%
   Other                                                  63.2%              70.4%              83.0%
                                                    ----------         ----------         ----------
       Total gross margin percentage                      14.6%              14.4%              13.6%
                                                    ==========         ==========         ==========

Selling, general and administrative expenses        $  313,302         $  245,685         $  201,880
     % of total revenue                                   11.0%              11.3%              11.2%
Operating income                                    $  101,382         $   68,279         $   43,047
     % of total revenue                                    3.6%               3.1%               2.4%

Year Ended April 30, 1998 as Compared to the Year Ended April 30, 1997

         Acquisition services. Revenue increased 28.0% to $2.4 billion for the year ended April 30, 1998 from $1.8 billion for the year ended April 30, 1997 as a result of the Company's successful sales and marketing efforts, strengthened market position and increased sales resulting from the acquisitions of CDS, the Dataflex Regions and Sysorex. Gross margin increased 25.2% to $230.6 million for the year ended April 30, 1998 from $184.2 million for the year ended April 30, 1997. Gross margin percentage decreased to 9.7% for the year ended April 30, 1998 from 10.0% for the year ended April 30, 1997. The decrease in gross margin percentage was due to lower margins on sales to the federal government and the intense competition that exists in the product sales business. This was partially offset by an increase in vendor incentive funds. Vanstar operates in a very aggressive business environment that will continue to put pressure on unit pricing and gross margin received from product sales.

         Life cycle services. Revenue increased 53.1% to $275.7 million for the year ended April 30, 1998 from $180.1 million for the year ended April 30, 1997. This increase was the result of increased demand for the Company's overall life cycle service offerings plus increased sales as the result of the acquisition of CDS in December 1996. Gross margin increased 43.7% to $90.9 million for the year ended April 30, 1998 from $63.2 million for the year ended April 30, 1997. Gross margin percentage decreased to 33.0% for the year ended April 30, 1998 from 35.1% for the year ended April 30, 1997 primarily due to one-time implementation costs associated with the Life Cycle Services support system.

         Professional services. Revenue increased 47.5% to $163.8 million for the year ended April 30, 1998 from $111.1 million for the year ended April 30, 1997. This increase was a result of increased demand for the Company's higher-end consulting, design and project management services, as well as higher rates charged for those services. The Company believes that increased customer demand resulted from the continued transition by the Company's customers to new higher-performance technologies and increased utilization of client/server networks. Gross margin increased 82.9% to $72.8 million for the year ended April 30, 1998 from $39.8 million for the year ended April 30, 1997. Gross margin percentage increased to 44.4% for the year ended April 30, 1998 from 35.8% for the year ended April 30, 1997 primarily due to higher utilization rates, as well as higher rates charged for professional services, which were partially offset by higher labor costs.

         Other. Revenue decreased 15.1% to $32.3 million for the year ended April 30, 1998 from $38.0 million for the year ended April 30, 1997 primarily due to a decrease in the fees earned on the distribution agreement with Synnex's subsidiary, Computerland, partially offset by proceeds from the sale of the classroom instruction portion of the Education Services business in January 1998. The Company completed its obligation under the Synnex agreement in January 1998. Gross margin decreased 23.8% to $20.4 million for the year ended April 30, 1998 from $26.8 million for the year ended April 30, 1997. Gross margin percentage decreased to 63.2% for the year ended April 30, 1998 from 70.4% for the year ended April 30, 1997 primarily as a result of a change in revenue mix. In fiscal year 1998 training-related revenue accounted for 68.7% of the total other services revenue compared to only 46.1% of the total other services revenue in fiscal year 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 27.5% to $313.3 million for the year ended April 30, 1998 from $245.7 million for the year ended April 30, 1997. Selling, general and administrative expenses as a percentage of total revenue decreased to 11.0% for the year ended April 30, 1998 from 11.3% for the year ended April 30, 1997. The increase in selling, general and administrative expenses was primarily due to the continued increase in services revenue as a percentage of total revenue (which carries higher selling, general and administrative expenses than product) and increases in the corporate infrastructure. This was partially offset by an increase in vendor incentive funds received. These vendor incentive funds are based principally on the attainment of certain sales activities or sales volumes of vendor's products. There can be no assurance that vendor incentive funds will continue at the levels experienced during the year ended April 30, 1998. A substantial reduction in these vendor funds available to the Company could have a material adverse effect on selling, general and administrative expenses as a percentage of revenue and future results of operations.

         Operating income. Operating income increased 48.5% to $101.4 million for the year ended April 30, 1998 from $68.3 million for the year ended April 30, 1997. Operating income as a percentage of total revenue increased to 3.6% for the year ended April 30, 1998 from 3.1% for the year ended April 30, 1997 as a result of the increase in total gross margin percentage and a reduction in selling, general and administrative expenses as a percentage of revenue.

         Interest income. Interest income decreased 67.5% to $1.2 million for the year ended April 30, 1998 from $3.7 million for the year ended April 30, 1997 primarily due to lower discounts taken.

         Financing expenses, net. Financing expenses, net for the year ended April 30, 1998 represents primarily interest incurred on borrowings under the Company's Financing Program Agreement with IBMCC and discounts and net expenses associated with the Securitization Facility. Financing expenses, net for the year ended April 30, 1997 represents primarily interest incurred on borrowings under the Financing Program Agreement and discounts and net expenses associated with the Securitization Facility beginning in December 1996. Financing expenses, net increased 90.4% to $32.5 million for the year ended April 30, 1998 from $17.1 million for the year ended April 30, 1997 due to higher average borrowings partially offset by lower interest rates. The increase in average borrowings was due to increases in inventories that were funded with short-term borrowings and additional funding requirements due to increased revenue.

         Taxes. The effective tax rate for the year ended April 30, 1998 and 1997 of 36% was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

Year Ended April 30, 1997 as Compared to the Year Ended April 30, 1996

         Acquisition services. Revenue increased 17.2% to $1.8 billion for the year ended April 30, 1997 from $1.6 billion for the year ended April 30, 1996 as a result of the Company's successful sales and marketing efforts, strengthened market position and increased sales resulting from the acquisitions of CDS and the Dataflex Regions. Gross margin increased 24.5% to $184.2 million for the year ended April 30, 1997 from $147.9 million for the year ended April 30, 1996. Gross margin percentage increased to 10.0% for the year ended April 30, 1997 from 9.4% for the year ended April 30, 1996. The increase in gross margin percentage reflects the changing nature of the Company's relationships with its customers in moving toward long-term procurement service relationships as opposed to periodic commodity buying.

         Life cycle services. Revenue increased 30.1% to $180.1 million for the year ended April 30, 1997 from $138.4 million for the year ended April 30, 1996. This increase was the result of increased demand for the Company's overall life cycle service offerings plus increased sales as the result of the acquisition of CDS in December 1996. Gross margin increased 28.7% to $63.2 million for the year ended April 30, 1997 from $49.1 million for the year ended April 30, 1996. Gross margin percentage decreased to 35.1% for the year ended April 30, 1997 from 35.5% for the year ended April 30, 1996.

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

         Other. Revenue increased 26.9% to $38.0 million for the year ended April 30, 1997 from $30.0 million for the year ended April 30, 1996 due to an increase in training revenues primarily as a result of the acquisition of Mentor Technologies. Gross margin increased 7.5% to $26.8 million for the year ended April 30, 1997 from $24.9 million for the year ended April 30, 1996. Gross margin percentage decreased to 70.4% for the year ended April 30, 1997 from 83.0% for the year ended April 30, 1996 as the contribution of training revenues to total other services revenue increased. Revenue from training increased 127.0% and other revenue declined 7.8% for the year, resulting in an increase in the contribution from training from 25.8% to 46.1%.

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

         Financing expenses, net. Financing expenses, net for the year ended April 30, 1997 represents primarily interest incurred on borrowings under the Company's Financing Program Agreement with IBMCC and discounts and net expenses associated with the Securitization Facility, which was established in December 1996. Financing expenses, net for the year ended April 30, 1996 represents primarily interest incurred on borrowings under the Financing Program Agreement. Financing expenses, net decreased 52.3% to $17.1 million for the year ended

April 30, 1997 from $35.8 million for the year ended April 30, 1996 due to significantly lower average borrowings and lower interest rates. The reduced average borrowings that resulted in lower financing expenses were due to the issuance of the Debentures to the Trust in October 1996, the proceeds of which were used to repay borrowings under the Financing Program Agreement, combined with improved cash flow from increased profitability (see note 9 of notes to consolidated financial statements).

         Taxes. The effective tax rate for the year ended April 30, 1997 of 36% and 1996 of 37%, was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

Deferred Tax Assets

         At April 30, 1998 and 1997, the Company has recorded net deferred tax assets of $20.6 million and $14.9 million, respectively. The full realization of the deferred tax assets carried at April 30, 1998 is dependent upon the Company's generating future pretax earnings. Management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has utilized cash generated from operations, including sales of certain of its trade receivables, and proceeds from the issuance of Preferred Securities and Common Stock to fund its significant revenue growth, working capital requirements, payments on its debt obligations, and purchases of businesses and capital expenditures.

         In October 1996, the Trust issued the Preferred Securities, raising gross proceeds of $201.3 million. The holders of the Preferred Securities are entitled to cumulative cash distributions at an annual rate of 6 3/4% of the liquidation amount of $50 per security. The distributions are payable quarterly in arrears in the aggregate amount of approximately $3.5 million per quarter. The aggregate net proceeds to the Company totaled $194.4 million after selling expenses, discounts and commissions. The Company used the net proceeds of the offering to reduce its outstanding indebtedness to IBMCC.

         Effective December 20, 1996, the Company established the Securitization Facility, which currently provides the Company with up to $200 million in available credit. As of April 30, 1998, the Company had $200 million outstanding under the Securitization Facility.

         The Company currently has a $550 million line of credit under its Financing Program Agreement with IBMCC. On July 1, 1998, the available line of credit is scheduled to be reduced to $500 million. At April 30, 1998, the Company had $465.8 million outstanding under this facility, of which $157.4 million is included in accounts payable and $308.4 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable and certain other assets. Amounts borrowed under the line of credit bear interest at a rate equal to the LIBOR plus 1.6% (representing a rate of 7.3% at April 30, 1998). The line of credit is currently scheduled to expire October 31, 1998.

         During fiscal year 1998, the Company's operating activities used cash of $151.5 million primarily as a result of increases in accounts receivable and inventory. The increase in accounts receivable was due to an increase in revenue and the increase in inventory was the result of the Company utilizing certain favorable purchasing programs and incentives offered by certain of its vendors. During fiscal year 1998, the Company used cash of $34.2 million (net of cash acquired) to purchase various businesses and used cash of $40.4 million for capital expenditures. The Company also used $10.1 million to make payments on certain long-term obligations. The Company plans to make additional investments in its automated systems and its capital equipment during fiscal year 1999.

         During fiscal year 1998, the Company acquired Sysorex for $32.5 million in cash, plus the assumption of certain liabilities, and a contingent payment of 500,000 shares of the Common Stock based on the future performance of the acquired business. The Company continues to pursue the acquisition of other companies that sell products and services that either complement or expand its existing business.

         The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company believes that cash generated from operations and credit facilities will be sufficient to meet its cash requirements and fund its planned growth through at least the end of fiscal 1999.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Non applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Vanstar Corporation:



      We have audited the accompanying consolidated balance sheets of Vanstar Corporation as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanstar Corporation at April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                ERNST & YOUNG LLP


Atlanta, Georgia
June 3, 1998

                               VANSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                        APRIL 30,
                                                                            ----------------------------
                                                                                 1998             1997
                                                                            ---------------   ----------
                                   ASSETS

Current assets:
    Cash                                                                    $    9,476        $    5,686
    Receivables, net of allowance for doubtful accounts of
         $8,262 at April 30, 1998 and $8,252 at April 30, 1997                 342,752           183,005
    Inventories                                                                470,474           389,592
    Deferred income taxes                                                       17,387            14,855
    Prepaid expenses and other current assets                                   14,304             8,618
                                                                            ----------        ----------
          Total current assets                                                 854,393           601,756
Property and equipment, net                                                     53,303            39,240
Other assets, net                                                               81,272            63,775
Goodwill, net of accumulated amortization of $10,113 at April 30,
     1998 and $5,640 at April 30, 1997                                         106,796            56,652
                                                                            ----------        ----------
                                                                            $1,095,764        $  761,423
                                                                            ==========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $  290,187        $  255,147
    Accrued liabilities                                                         63,590            34,392
    Deferred revenue                                                            21,869            24,601
    Short-term borrowings                                                      308,351            74,402
    Current maturities of long-term debt                                         5,800             4,785
                                                                            ----------        ----------
          Total current liabilities                                            689,797           393,327
Long-term debt, less current maturities                                          2,337             5,946
Other long-term liabilities                                                        943               661

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company                   194,739           194,518


Stockholders' equity:
    Common stock, $.001 par value: 100,000,000 shares authorized,
         43,489,030 shares issued and outstanding at April 30, 1998,
         42,896,779 shares issued and outstanding at April 30, 1997                 43                43
    Additional paid-in capital                                                 132,703           125,926
    Retained earnings (since a deficit elimination of $78,448
         at April 30, 1994)                                                     75,202            41,002
                                                                            ----------        ----------
          Total stockholders' equity                                           207,948           166,971
                                                                            ----------        ----------
                                                                            $1,095,764        $  761,423
                                                                            ==========        ==========

           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                                             YEAR ENDED APRIL 30,
                                                             ---------------------------------------------------
                                                               1998                 1997                 1996
                                                             ---------           ----------          -----------
Revenue:
   Acquisition services                                      $ 2,367,004         $ 1,849,365         $ 1,578,298
   Other services                                                471,798             329,201             226,515
                                                             -----------         -----------         -----------
     Total revenue                                             2,838,802           2,178,566           1,804,813
                                                             -----------         -----------         -----------

Cost of revenue:
   Acquisition services                                        2,136,396           1,665,212           1,430,404
   Other services                                                287,722             199,390             129,482
                                                             -----------         -----------         -----------
     Total cost of revenue                                     2,424,118           1,864,602           1,559,886
                                                             -----------         -----------         -----------

Gross margin                                                     414,684             313,964             244,927

Selling, general and administrative expenses                     313,302             245,685             201,880
                                                             -----------         -----------         -----------

OPERATING INCOME                                                 101,382              68,279              43,047

   Interest income                                                 1,198               3,685               5,539
   Financing expense, net                                        (32,485)            (17,061)            (35,804)
                                                             -----------         -----------         -----------

Income from continuing operations before income taxes
  and distributions on preferred securities of Trust              70,095              54,903              12,782

Income tax provision                                             (25,236)            (19,765)             (4,729)
                                                             -----------         -----------         -----------

Income from continuing operations before
     distributions on preferred securities of Trust               44,859              35,138               8,053
Gain on disposal of discontinued businesses
     (less income taxes of $5,400)                                  --                  --                 9,194
Distributions on convertible preferred securities
     of Trust (less income taxes of $5,013 in 1998 and
     $2,893 in 1997)                                              (8,912)             (5,144)               --
                                                             -----------         -----------         -----------
NET INCOME                                                   $    35,947         $    29,994         $    17,247
                                                             ===========         ===========         ===========

EARNINGS PER SHARE:
Basic:   Continuing operation                                        .83                 .72                 .25
         Discontinued operations                                     --                  --                  .28
                                                             -----------         -----------         -----------
                                                             $       .83         $       .72         $       .53
                                                             ===========         ===========         ===========

Diluted: Continuing operations                                       .81                 .69                 .23
         Discontinued operations                                      --                  --                 .27
                                                             -----------         -----------         -----------
                                                             $       .81         $       .69         $       .50
                                                             ===========         ===========         ===========

COMMON SHARE AND EQUIVALENTS OUTSTANDING
     Basic                                                        43,180              41,693              32,413
                                                             -----------         -----------         -----------

     Diluted                                                      44,388              43,282              34,251
                                                             ===========         ===========         ===========

           See accompanying notes to consolidated financial statements

                              VANSTAR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                            COMMON STOCK,
                                                               FORMERLY                                   RETAINED
                                          PREFERRED STOCK   COMMON STOCK A   COMMON STOCK B   ADDITIONAL  EARNINGS
                                          ----------------  --------------   --------------     PAID-IN    (ACCUM.
                                          SHARES   AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT     CAPITAL   DEFICIT)      TOTAL
                                          -------  ------  -------  ------   ------  ------   ----------  --------    ---------
BALANCE AT APRIL 30, 1995                  15,309     153    7,323       7    3,708       4      24,768     (2,343)      22,589

Redemption of Class A Common Stock             --      --     (103)     --       --      --          --         --           --
Issuance of warrants                           --      --       --      --       --      --         500         --          500
Conversion of Class F Preferred Stock
  and Senior Preferred Stock to
  Class A Common Stock                    (15,309)   (153)  15,309      15       --      --         138         --           --
Conversion of Class B Common Stock
  to Class A Common Stock                      --      --    3,708       4   (3,708)     (4)         --         --           --
Conversion of warrants to Class A
  Common Stock                                 --      --    4,996       5       --      --          (5)        --           --
Issuance of Class A Common Stock               --      --    9,216       9       --      --      83,382         --       83,391
Accrued dividends forgiven -
  Senior Preferred Stock                       --      --       --      --       --      --       6,162         --        6,162
Exercise of stock options                      --      --       26      --       --      --         152         --          152
Net income                                     --      --       --      --       --      --          --     17,247       17,247
Dividends on preferred stock                   --      --       --      --       --      --          --     (2,988)      (2,988)
                                          -------   -----  -------  ------   ------  ------   ---------   --------    ---------

BALANCE  AT APRIL 30, 1996                     --      --   40,475      40       --      --     115,097     11,916      127,053

Issuance of Common Stock:
   Employee stock purchase plan                --      --      389      --       --      --       3,898         --        3,898
   Exercise of stock options, including
     income tax benefit                        --      --      597       1       --      --       6,854         --        6,855
   Business acquisitions                       --      --    1,252       2       --      --          --     (2,281)      (2,279)
   Other                                       --      --      184      --       --      --          77         --           77
Unrealized holding gain on
  available-for-sale securities                --      --       --      --       --      --          --      1,373        1,373
Net income                                     --      --       --      --       --      --          --     29,994       29,994
                                          -------   -----  -------  ------   ------  ------   ---------   --------    ---------

BALANCE  AT APRIL 30, 1997                     --      --   42,897      43       --      --     125,926     41,002      166,971

Issuance of Common Stock:
  Employee stock purchase plan                 --      --      407      --       --      --       4,767         --        4,767
  Exercise of stock options, including
    income tax benefit                         --      --      236      --       --      --       2,010         --        2,010
  Business acquisitions and other              --      --      (51)     --       --      --                     --           --
Accumulated translation adjustment             --      --       --      --       --      --          --       (167)        (167)
Unrealized holding loss on
  available-for-sale securities                --      --       --      --       --      --          --     (1,580)      (1,580)
Net income                                     --      --       --      --       --      --          --     35,947       35,947
                                          -------   -----  -------  ------   ------  ------   ---------   --------    ---------

BALANCE AT APRIL 30, 1998                      --   $  --   43,489  $   43       --  $   --   $ 132,703   $ 75,202    $ 207,948
                                          =======   =====  =======  ======   ======  ======   =========   ========    =========











           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                        YEAR ENDED APRIL 30,
                                                           ---------------------------------------------
                                                             1998              1997             1996
                                                           --------          --------          ---------
Cash Flows from Operating Activities:
    Net income                                             $  35,947         $  29,994         $  17,247
    Adjustments:
       Depreciation and amortization                          27,129            17,068             9,775
       Deferred income taxes                                  (4,858)           16,149            10,029
       Provision for doubtful accounts                         1,300            (2,705)           14,393
       Noncash interest expense                                  244                --                --
       Gain on disposal of discontinued businesses                --                --           (14,594)
       Changes in operating assets and liabilities:
          Receivables                                       (144,758)          154,619           (51,193)
          Inventories                                        (68,174)          (35,472)          (51,720)
          Prepaid expenses and other current assets           (8,812)           (6,322)           (2,462)
          Accounts payable                                    (2,205)          (64,066)           42,177
          Accrued and other liabilities                       12,726           (22,939)            4,865
                                                           ---------         ---------         ---------
             Total adjustments                              (187,408)           56,332           (38,730)
                                                           ---------         ---------         ---------
Net cash (used in) provided by operating activities         (151,461)           86,326           (21,483)

Cash Flows from Investing Activities:
    Capital expenditures                                     (40,372)          (25,224)          (15,583)
    Proceeds from sale of building                                --             3,125                --
    Purchase of businesses, net of cash acquired             (34,161)          (36,011)               --
    Sales of businesses                                           --                --            14,594
    Investment in available-for-sale securities                   --           (10,073)               --
                                                           ---------         ---------         ---------
Net cash used in investing activities                        (74,533)          (68,183)             (989)

Cash Flows from Financing Activities:
    Payments on long-term debt                               (10,121)          (13,506)           (7,836)
    Borrowings (repayments) under line of credit, net        233,949          (214,670)          (46,999)
    Proceeds from issuance of convertible preferred
       securities of Trust, net                                   --           194,320                --
    Issuance of common stock                                   5,956             6,901            84,044
                                                           ---------         ---------         ---------
Net cash provided by (used in) financing activities          229,784           (26,955)           29,209
                                                           ---------         ---------         ---------

Net increase (decrease) in cash                                3,790            (8,812)            6,737
Cash at beginning of the period                                5,686            14,498             7,761
                                                           ---------         ---------         ---------
Cash at end of the period                                  $   9,476         $   5,686         $  14,498
                                                           =========         =========         =========









           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                 (In thousands)





                                                                    YEAR ENDED APRIL 30,
                                                          ----------------------------------------
                                                            1998             1997           1996
                                                          --------         --------       --------
Supplemental disclosure of cash flow information:

     Cash paid during the period for:
         Interest                                         $ 18,636         $ 17,075       $ 38,761
         Discounts and net expenses on receivables
           securitization                                   12,086            3,275             --
         Distributions on preferred securities of
           Trust                                            13,584            6,943             --
         Income taxes, net of refunds                        5,144            3,386            625

Supplemental disclosure of noncash investing and
     financing activities:
     Equipment acquired under capital leases              $  3,040         $  8,416       $  4,293

     Dataflex Regions purchase:
          Fair value of assets acquired                                    $ 46,889
          Cash paid, net of cash received                                   (36,726)
                                                                           --------
          Liabilities assumed                                              $ 10,163
                                                                           ========

     Mentor Technologies pooling:
          Fair value of assets acquired and
            liabilities assumed                                            $  3,229
                                                                           ========
     CDS pooling:
          Fair value of assets acquired and
            liabilities assumed                                            $ 16,301
                                                                           ========

     Sysorex purchase:
          Fair value of assets acquired                   $ 85,448
          Cash paid, net of cash received                  (32,486)
                                                          --------
          Liabilities assumed                             $ 52,962
                                                          ========




















           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

         Vanstar Corporation (the "Company") is a leading provider of services and products designed to build, manage and enhance PC network infrastructures for Fortune 1000 companies and other large enterprises. The Company provides customized information technology and networking solutions for its customers by integrating value-added professional services with its expertise in sourcing, distributing and supporting PC hardware, network products, computer peripherals and software from many vendors. The consolidated financial statements include the accounts of Vanstar Corporation and its consolidated subsidiaries. All significant intercompany balances have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Revenue Recognition

      Acquisition services revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Other services revenue is derived from value-added services, including services focused on the server and communication segments of the PC network infrastructure and services performed for the desktop. Product sales are recognized at the time of shipment. Revenue from services is recognized as services are performed or ratably if performed over a service contract period. Deferred revenue primarily represents unrecognized service revenue.

Financial Instruments

      The carrying amounts for cash, receivables, and accounts payable approximate their respective fair values due to the short-term maturity of these instruments. The carrying value for amounts outstanding under the Company's Financing Program Agreement with IBM Credit Corporation ("IBMCC") approximates fair value since those amounts bear interest at current market rates. Long-term debt consists of variable-rate instruments at terms the Company believes would be available if similar financing were obtained from another party. As such, carrying amounts also approximate their fair value. The carrying value of the Preferred Securities approximates their fair value based upon quoted market prices.

Inventories

      Inventory for resale and spare parts inventory are stated at the lower of cost (first-in, first-out method) or market. Periodically, the Company assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow-moving and nonsalable inventory.

      In order to adequately service its customers, the Company is required to maintain quantities of consumable and repairable parts ("spare parts") for extended periods of time. Based on historical experience, the Company determines an allocation of the spare parts to both current inventories and other long-term assets.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Goodwill

      Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over twenty to twenty-five years. Amortization expense on goodwill was $4.5 million, $2.2 million, and $1.7 million for the fiscal years ended April 30, 1998, 1997, and 1996, respectively. The Company periodically assesses the appropriateness of the carrying amount of goodwill and the amortization periods based on the undiscounted value of the current and anticipated future cash flows and projected profitability of the acquired businesses. If there are indicated impairments, a write down is recorded to the extent the carrying amount exceeds the fair value in accordance with Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets.

Marketing Development Funds

      Primary vendors of the Company provide various incentives, in the form of cash or credit against obligations, for certain training and for promoting and marketing their products. The funds or credits received are based on the purchases or sales of the vendors' products and are earned through performance of specific marketing programs or upon the attainment of certain objectives outlined by the vendors. Funds or credits earned are recorded as a reduction of either cost of revenue or selling, general and administrative expenses, based on the objectives of the program established by the vendors. Funds or credits from the Company's primary vendors typically range from 1% to 5% of sales or purchases of vendor products.

Earnings Per Share

      Effective during the year ended April 30, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share ("Statement 128"). Under Statement 128, Basic earnings per share are computed using the weighted average number of shares of Common Stock during the period and Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents are computed for the Company's outstanding options using the treasury stock method. The Company restated prior periods to reflect the change in method required by Statement
128. Earnings per share for the fiscal year ended April 30, 1996 are presented giving effect to the conversion of all outstanding shares of Preferred Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock in connection with the Company's initial public offering on March 11, 1996 as if the conversion had occurred at the later of the beginning of fiscal year 1996 or the issuance date of the respective security.

Stock-Based Compensation

      The Company accounts for its stock option and employee stock purchase plans in accordance with APB Opinion No. 25, Accounting For Stock Issued to Employees ("APB 25"); accordingly, no compensation expense has been recognized. Under APB 25, because the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized. Because the employee stock purchase plan is considered a noncompensatory plan under APB 25, no compensation expense is recognized. The Company has adopted the disclosure only provisions of FASB Statement No. 123, Accounting For Stock-Based Compensation ("Statement 123").
Note 13 to the consolidated financial statements contains a summary of the pro forma effects to reported net income and net income per share for the years ended April 30, 1998, 1997 and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by Statement 123.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


New Accounting Pronouncements

      The Financial Accounting Standards Board recently issued two standards which will be applicable to the Company but which the Company is not yet required to adopt, FASB Statement No. 130, Reporting Comprehensive Income, and FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of these statements will not impact the Company's financial position or results of operations but may change the presentation of certain items in the Company's financial statements and related disclosures.

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

      On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services throughout the upper mid-western United States. A total of 300,000 shares of Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with the acquisition. For the calendar year ended December 31, 1995, Mentor Technologies reported revenues of approximately $5.5 million.

      On December 16, 1996, the Company acquired Contract Data Services, Inc., a North Carolina corporation ("CDS"), in exchange for 904,866 shares of the Common Stock (having an aggregate value on the closing date of approximately $20.8 million). CDS provided outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. For the fiscal year ended March 31, 1996, CDS reported total revenues of approximately $74.3 million.

      On January 9, 1997, the Company acquired inventory and equipment from DCT Systems, Inc., a Minnesota corporation, Niloy, Inc., a Georgia corporation, and NCT Systems, Inc., an Illinois corporation (collectively, "DCT"). The Company purchased specified assets for $4.0 million. In addition, the asset purchase agreement provided that DCT could receive a maximum of 180,000 shares of the Common Stock upon the satisfaction of certain conditions. In February 1998, 120,000 of those shares were released to DCT. The Company also entered into a servicing and marketing agreement on January 9, 1997 whereby the Company will provide certain computer products and billing services to DCT. Based upon certain criteria under the servicing and marketing agreement, DCT also may receive, at DCT's election, cash or up to 40,000 additional restricted shares of the Common Stock.

      On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider. The purchase price was approximately $54.5 million and a contingent payment of 500,000 shares of Common Stock based on the future financial performance of the acquired business.

      The acquisitions of the Dataflex Regions, DCT and Sysorex were accounted for as purchases and the excess of the cost over the fair value of net assets acquired for each acquisition is being amortized on a straight line basis ranging from 20 to 25 years. The operations of these acquisitions are included in the consolidated statements of income from the respective dates of acquisition.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


      The acquisitions of Mentor Technologies and CDS were accounted for as pooling-of-interests business combinations. The consolidated statements of income, cash flows, and stockholders' equity were not restated to reflect these acquisitions due to the insignificance of the transactions. Accordingly, the operations of these acquisitions are included in the consolidated statements of income from the respective dates of acquisition, and the proforma amounts are not disclosed due to the insignificance of the transactions.

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

      On March 28, 1997, the distribution and services agreement was assigned from Merisel FAB to ComputerLand Corporation, a wholly owned subsidiary of Synnex Information Technologies, Inc., as a result of the sale by Merisel of substantially all of the assets of Merisel FAB to ComputerLand Corporation. The Company completed its obligation under that agreement in January 1998.

4.    INVENTORIES

      The composition of inventories at April 30, 1998 and 1997 is as follows (in thousands):

                                                             1998             1997
                                                         -----------       -----------
        Inventory for resale                             $   462,110       $   386,664
        Less reserve for obsolete inventory                   10,135            12,586
                                                         -----------       -----------
                                                             451,975           374,078
        Spare parts (current)                                 18,499            15,514
                                                         -----------       -----------
                                                         $   470,474       $   389,592
                                                         ===========       ===========

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.       PROPERTY AND EQUIPMENT, NET

         The composition of property and equipment at April 30, 1998 and 1997 was as follows (in thousands):

                                                                    1998           1997
                                                                  --------       --------
         Furniture and equipment                                  $ 80,995       $ 84,751
         Leasehold improvements                                     26,235         22,440
                                                                  --------       --------
                                                                   107,230        107,191
         Less accumulated depreciation and amortization             53,927         67,951
                                                                  --------       --------
                                                                  $ 53,303       $ 39,240
                                                                  ========       ========

         The carrying value of property and equipment was adjusted to fair value on April 30, 1994 in connection with the Company's quasi-reorganization. Additions since April 30, 1994 have been recorded at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets--3 to 5 years for furniture and equipment and the lesser of the lease term or the useful life for leasehold improvements. Depreciation expense associated with property and equipment was $19.4 million, $14.4 million and $7.7 million for the fiscal years ended April 30, 1998, 1997 and 1996, respectively. During the year ended April 30, 1998 the Company wrote-off approximately $32 million of fully depreciated property and equipment.

6.       OTHER ASSETS, NET

         The composition of other assets at April 30, 1998 and 1997 was as follows (in thousands):

                                                                     1998             1997
                                                                   -------          -------
           Spare parts (non-current)                               $40,497          $31,541
           Capitalized software, net                                24,098           17,551
           Available-for-sale security                               8,256           10,719
           Deferred income taxes (non-current)                       3,213               --
           Other                                                     5,208            3,964
                                                                   -------          -------
                                                                   $81,272          $63,775
                                                                   =======          =======

         Capitalized software represents the costs associated with development of software for the Company's internal use. Such costs are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are amortized over the remaining useful economic life of the software of up to five years. Accumulated amortization at April 30, 1998 and 1997 was $5.3 million and $2.0 million, respectively. Amortization expense associated with capitalized software was $2.9 million, $0.5 million and $0.3 million for the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

         In December 1996, the Company purchased 7.5% of the common stock of ComputerLand Poland S.A., a publicly traded foreign company, for $8.6 million. The investment is classified as an "available-for sale" security in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. At April 30, 1998 the fair market value of the investment was $8.3 million and the gross unrealized holding loss was $.3 million. At April 30, 1998, the net unrealized holding loss of $.2 million (net of taxes of $0.1 million) was included as a reduction to retained earnings. At April 30, 1997, the net unrealized holding gain of $1.4 million (net of taxes of $.8 million) was included as an increase to retained earnings. On April 30, 1997, the Company purchased additional restricted common stock of ComputerLand Poland S.A. for $1.5 million. At April 30, 1998, the Company owns approximately 8.3% of the common stock of ComputerLand Poland S.A.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


7.       DEBT

         Outstanding debt at April 30, 1998 and 1997 was as follows (in thousands):

                                                                     1998              1997
                                                                   --------          --------
             Line of credit                                        $308,351          $ 74,402
             Obligations under capital leases                         7,479             9,838
             Other                                                      658               893
                                                                   --------          --------
                Total outstanding debt                              316,488            85,133
             Less current maturities                                314,151            79,187
                                                                   --------          --------
             Long-term debt                                        $  2,337          $  5,946
                                                                   ========          ========

         The Company's line of credit represents amounts borrowed pursuant to the Financing Program Agreement with IBMCC, an affiliate of one of the Company's principal vendors. At April 30, 1998, the line of credit had an aggregate limit of $550 million. On July 1, 1998, the available line of credit is scheduled to be reduced to $500 million. The line of credit is secured by portions of the Company's inventory, accounts receivable and certain other assets. The Financing Program Agreement is renewable every 12 months, and is terminable by the Company or IBMCC at any time upon 90 days written notice. In the event of such termination, the outstanding borrowings are not due and payable to IBMCC until the end of the term of the Financing Program Agreement, currently October 31, 1998. The terms of the Financing Program Agreement include financial covenants requiring the Company to maintain compliance with certain financial ratios, and also limit the Company's ability to pay cash dividends on its Common Stock. As of April 30, 1998, the Company had complied with or obtained a waiver for any noncompliance with those financial covenants. At April 30, 1998, amounts outstanding under the line of credit totaled $465.8 million, of which $157.4 million and $308.4 million were classified as accounts payable and short-term borrowings, respectively. Amounts outstanding and classified as short-term borrowings bear interest at LIBOR plus 1.6%, which was 7.3% at April 30, 1998. Amounts outstanding and classified as short-term borrowings in 1997 bear interest at the Prime Rate minus .8%, which was 7.7% at April 30, 1997.

         Aggregate maturities of long-term debt, excluding the line of credit, are approximately $5.8 million, $2.0 million, $0.2 million, and $0.1 million, respectively for each of the succeeding four years.

8.    SALE OF ACCOUNTS RECEIVABLE

         Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established the Securitization Facility, which currently provides the Company with up to $200 million in available credit. In connection with the Securitization Facility, the Company sells on a revolving basis, certain Pooled Receivables to the special purpose corporation which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The amount of the Pooled Receivables, which totaled $335.2 million at April 30, 1998, is reflected as a reduction of receivables. The Company retains an interest in certain of the assets sold. At April 30, 1998, the amount of that retained interest totaled $160.6 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $200 million as of April 30, 1998. Such proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. Discounts and net expenses associated with the sales of the receivables totaling $12.1 and $3.4 million

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


are included in financing expenses, net on the consolidated statements of income for the years ended April 30, 1998 and 1997, respectively.

9.       CONVERTIBLE PREFERRED SECURITIES OF TRUST

         During October 1996, the Trust, of which the Company owns all of the common trust securities, issued 4,025,000 Preferred Securities. The Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of Common Stock at a conversion rate of 1.739 shares for each Preferred Security, subject to adjustment in certain circumstances. Distributions on Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Preferred Security and are included in "Distributions on convertible preferred securities of Trust, less income taxes" in the consolidated statements of income. The proceeds of the private placement, which totaled $194.4 million (net of initial purchasers' discounts and estimated offering expenses totaling $6.9 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the consolidated balance sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Preferred Securities.

         The Trust invested the proceeds of the offering in the Debentures issued by the Company. The Debentures bear interest at 6 3/4% per annum, generally payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem the Preferred Securities on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole assets of the Trust are the Debentures, which have an aggregate principal amount of $207.5 million. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

10.      CONCENTRATION OF CREDIT RISK

         The Company purchases and sells multi-vendor PC products and provides various PC-related services to end-users. Although receivables from end-users are uncollateralized, the credit risk is limited due to the large number and diversity of customers comprising the Company's customer base. No single customer accounted for more than 10% of the Company's revenue during fiscal year 1998 and 1997. During fiscal year 1996, no customer other than Microsoft accounted for more than 10% of the Company's total revenues. Revenues from Microsoft represented 12.0% of the Company's total revenues for fiscal year 1996.

11.      COMMITMENTS AND CONTINGENCIES

Purchase Commitments

         The Company has entered into an agreement with one of its vendors that requires it to purchase a minimum of $55 million of computer software over a five-year period. At April 30, 1998, the remaining purchase commitment pursuant to that agreement was $43 million.

Leases

         The Company leases certain administrative, warehousing and other facilities under operating leases, and equipment under a combination of operating and capital leases. Most of the Company's facility operating leases are subject to annual escalation clauses ranging from two to five percent. Several facilities under operating leases have been sublet.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         The future minimum lease payments on noncancelable operating leases with an initial term in excess of one year and future sublease income under noncancelable subleases as of April 30, 1998 are as follows (in thousands):

                                                 Minimum            Minimum
                                                  Lease             Sublease
                                                 Payments           Income
                                                 --------           --------
        Year Ending April 30,
           1999                                  $16,737            $   255
           2000                                   12,415                149
           2001                                    9,419                 91
           2002                                    7,427                 --
           2003                                    6,100                 --
           Thereafter                             18,649                 --
                                                 -------            -------
                                                 $70,747            $   495
                                                 =======            =======

         In connection with leases on facilities associated with acquisitions, the Company established reserves for future lease payments on certain duplicate or excess facilities. The balance of these reserves at April 30, 1998 was approximately $1.7 million, which has not reduced the amounts shown above.

         Rental expense, under operating leases, charged to operations was $23.5 million, $19.4 million and $13.8 million during fiscal years ended April 30, 1998, 1997 and 1996, respectively.

         The cost of assets recorded under capital leases was $15.0 million and $12.7 million at April 30, 1998 and 1997, respectively. Accumulated amortization on such assets was $8.1 million and $3.3 million at April 30, 1998 and 1997, respectively. The present value of minimum lease payments under capital leases as of April 30, 1998 was $7.5 million.

Legal Proceedings

         On July 3, 1997, a trust claiming to have purchased shares of the Common Stock filed suit in Superior Court of the State of California. The suit is entitled David T. O'Neal Trust, Dated 4/1/77, v. Vanstar Corporation, et al., Consolidated Case No. CV767266. On January 21, 1998, the same plaintiff, along with another plaintiff claiming to have purchased shares of Common Stock, filed suit in the United States District Court for the Northern District of California, making allegations virtually identical to those in the earlier suit. The recent suit is captioned David T. O'Neal Trust, Dated 4/1/77, et al. v. Vanstar Corporation, et al., Case No. C-98-0216 MJJ. Both suits name as defendants the Company, certain directors and officers of the Company, and the Company's principal stockholder, Warburg Pincus Capital Co., L.P., and certain of its affiliates. The complaints in both suits generally allege, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiffs, as holders of the Common Stock, suffered damage as a result.

         The plaintiffs in both suits seek class action status, purporting to represent a class of purchasers of Common Stock between March 11, 1996 and March 14, 1997, and seek damages in an unspecified amount, together with other relief. The complaint in the first suit purports to state a cause of action under California law; the complaint in the recent suit purports to state two causes of action under the Securities Exchange Act of 1934. On January 28, 1998, the California Superior Court dismissed the plaintiffs' complaint in the first suit but granted the plaintiffs leave to amend to cure the deficiencies in their complaint. The plaintiffs have amended the complaint, but the court has not yet ruled on the sufficiency of that amended complaint. The Company believes that the plaintiffs' allegations in both suits are without merit and intends to defend the suits vigorously.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

         As of April 30, 1998, the Company had 15,000,000 shares of undesignated Preferred Stock, $0.01 par value, authorized. No shares have been issued.

         At April 30, 1998, the Company had 7,300,640 shares of Common Stock reserved for future issuance in connection with the Company's stock option and stock purchase plans.

13.      EMPLOYEE BENEFIT PLANS

         The Company has elected to follow APB 25 and related interpretations, in accounting for employee stock options issued to certain of the Company's employees. Under APB 25, because the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.

Stock Option Plans

         The Company has three stock option plans which provide for the issuance of incentive stock options ("ISOs"), stock options that are non-qualified for Federal income tax purposes ("NQSOs") and stock appreciation rights ("SARs"). The 1988 Stock Option Plan was adopted in July 1988 and provides for the issuance of ISOs, NQSOs and SARs to key employees and directors. The 1993 Stock Option/Stock Issuance Plan was adopted in April 1993 and provides for the issuance of shares of Common Stock, ISOs, NQSOs and SARs to highly compensated, managerial employees, officers and directors. The 1996 Stock Option/Stock Issuance Plan was adopted in August 1996 and provides for the issuance of shares of Common Stock, ISOs, NQSOs and SARs to officers, directors and employees of, and consultants to, the Company. The exercise price of the ISOs under all plans may not be less than 100% of the fair market value of the Common Stock at the time of grant. Under the 1993 plan, the exercise price of the NQSOs may not be less than 85% of the fair market value at the time of grant. At April 30, 1998, the total number of shares of Common Stock for which options may be granted pursuant to the 1988, 1993, and 1996 plans were 2.3 million, 2.4 million and 3.3 million, respectively. Under all plans, options generally become exercisable ratably over a four or five year period and expire in ten years. At April 30, 1998, no SARs had been issued.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         A summary of the Company's stock option activity, and related information for the fiscal years ended April 30, 1998, 1997 and 1996 is as follows (in thousands, except for weighted-average exercise prices):

                                                                       Weighted
                                                                       Average
                                                       Number of       Exercise
                                                        Options         Price
                                                       ---------       --------
    Balance at April 30, 1995                            2,161          $ 5.71
         Granted                                         2,967            4.35
         Exercised                                         (26)           5.83
         Canceled                                       (1,285)           5.80
                                                        ------

    Balance at April 30, 1996                            3,817          $ 4.62
         Granted                                         1,557           14.22
         Exercised                                        (597)           4.87
         Canceled                                         (307)           6.07
                                                        ------

    Balance at April 30, 1997                            4,470          $ 7.83
         Granted                                         1,763           10.03
         Exercised                                        (236)           5.21
         Canceled                                         (768)           8.45
                                                        ------

    Balance at April 30, 1998                            5,229          $ 8.60
                                                        ======

    Exercisable at April 30, 1998                        2,408          $ 7.66
                                                        ======

    Shares Available for Grant at April 30, 1998         1,868
                                                        ======


         The following table summarizes information about the Company's stock options outstanding and exercisable by price range at April 30, 1998 (options in thousands):

                                                        Exercise Price Ranges                           Total
                                         ------------------------------------------------------     --------------
                                         $0.18 - $5.55      $6.00 - $10.00      $10.13 - $23.87     $0.18 - $23.87
                                         -------------      --------------      ---------------     --------------
Number outstanding at April 30, 1998            1,906              1,661               1,662               5,229

Weighted-average remaining
  contractual life                         5.90 years         8.55 years          8.91 years          7.70 years

Weighted-average exercise price for
  options outstanding                          $ 3.58              $9.15              $13.82               $8.60

Number exercisable at April 30, 1998            1,249                590                 569               2,408

Weighted-average exercise price for
  options exercisable                          $ 3.88              $9.25              $14.29               $7.66

Stock Purchase Plan

         The Company provides an employee stock purchase plan (the "Stock Purchase Plan") allowing eligible employees to purchase shares of the Common Stock. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The total number of shares of Common Stock authorized for issuance under the plan is 1,000,000. All full-time employees of the Company are eligible to participate, subject to certain limited exceptions. The Stock Purchase Plan provides a means for the Company's employees to purchase stock through payroll deductions of up

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


to 10% of their gross compensation. The purchase price for shares offered under the Stock Purchase Plan is equal to 85% of the lower of the closing price of the Common Stock on the first or last day of the six month offer period. During fiscal year 1998 and 1997, the Company sold 406,827 and 389,245 shares, respectively of Common Stock under the Stock Purchase Plan to its employees.

Pro Forma Information

         Pro forma disclosure information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options and the Stock Purchase Plan under the fair value method of that Statement.

         For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following assumptions:

                                           1998            1997            1996
                                        ---------       ---------       ---------
     Expected volatility                      69%             71%             71%
     Risk-free interest rate                 5.8%            6.2%            6.0%
     Expected life of options           2.0 years       2.0 years       2.0 years
     Expected dividend yield                 0.0%            0.0%            0.0%

         The weighted-average fair value per share of options granted during the years ended April 30, 1998, 1997 and 1996 was $10.03, $8.09 and $2.55,
respectively. Pro forma net income reflects only options granted in fiscal year 1998, 1997 and 1996. Therefore, the impact of calculating compensation cost for stock options will not be fully reflected in the pro forma net income and pro forma earnings per share amounts until fiscal year 2000.

         For purposes of pro forma disclosures only, compensation cost associated with the Stock Purchase Plan is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions

                                           1998            1997            1996
                                         --------        --------        --------
     Expected volatility                      61%             58%             72%
     Risk-free interest rate                 5.4%            5.3%            5.4%
     Expected life of options            .5 years        .5 years        .5 years
     Expected dividend yield                 0.0%            0.0%            0.0%

         The weighted-average fair value per share of those purchase rights granted in fiscal year 1998, 1997 and 1996 was $2.75, $2.94 and $2.12, respectively.

         The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         Pro forma net income, earnings per share and compensation expense are as follows (in thousands, except per share data):

                                                                  YEAR ENDED APRIL 30,
                                                          --------------------------------------
                                                            1998            1997           1996
                                                          -------         -------        -------
     Net income                    As reported            $35,947         $29,994        $17,247
                                   Pro forma               29,578          23,926         15,119

     Basic earnings per share      As reported                .83             .72            .53
                                   Pro forma                  .70             .58            .48

     Diluted earnings per share    As reported                .81             .69            .50
                                   Pro forma                  .68             .56            .45

     Compensation expense          Pro forma                8,937           8,555          3,221

401(k) Plan

         The Company provides a savings plan under section 401(k) of the Code to substantially all domestic employees who are over the age of 21. Employees can contribute up to 12% of their annual salary to the plan up to the maximum allowed by the Code. Prior to August 1, 1996, the Company matched 100% of certain eligible employee contributions up to $200 not to exceed the maximum of 1% of the employee's eligible compensation. If the employee contributed more than $200 to the plan, the Company contributed an amount equal to the greater of $200 or 25% of the employee's contribution up to a maximum of 1% of the employee's eligible compensation. Effective August 1, 1996, the Company changed its matching policy to 50% on the first 4% of eligible compensation contributed by an eligible employee up to a maximum of 2% of the employee's eligible compensation. The amount charged to expense for the matching contribution was $2.1 million, $1.3 million and $0.7 million, for the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

14.      INCOME TAXES

         The income tax provision for the years ended April 30, 1998, 1997 and 1996 computed under FASB Statement No. 109, Accounting for Income Taxes, consists of the following (in thousands):

                                                1998           1997          1996
                                              --------       --------      --------
        Current:
             Federal                          $ 21,371       $    623      $     --
             State                               3,710            100           100
                                              --------       --------      --------
                                                25,081            723           100
                                              --------       --------      --------
        Deferred
             Federal                            (4,698)        14,319         8,561
             State                                (160)         1,830         1,468
                                              --------       --------      --------
                                                (4,858)        16,149        10,029
                                              --------       --------      --------
        Total provision for income taxes      $ 20,223       $ 16,872      $ 10,129
                                              ========       ========      ========

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         The income tax provision for the years ended April 30, 1998, 1997 and 1996 is allocated between discontinued and continuing operations as follows (in thousands):

                                                                      1998           1997           1996
                                                                    --------       --------       --------
            Provision on income before distribution on
              preferred securities of Trust                         $ 25,236       $ 19,765       $  4,729
            Tax benefit allocable to distribution on preferred
              securities of Trust                                     (5,013)        (2,893)            --
                                                                    --------       --------       --------
            Net provision allocated to continuing operations          20,223         16,872          4,729

           Provision allocated to operations of discontinued
             Businesses and income on disposal of
             discontinued businesses                                      --             --          5,400
                                                                    --------       --------       --------
           Total provision for income taxes                         $ 20,223       $ 16,872       $ 10,129
                                                                    ========       ========       ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of deferred tax assets at April 30, 1998 and 1997 consist of the following (in thousands):

                                                           1998         1997
                                                         -------      -------
           Net operating loss carryforwards              $    --      $ 1,490
           Reserves                                       11,837        8,237
           Inventory                                       4,554        5,128
           State income taxes                              1,567           --
           Alternative minimum tax credits                 2,163           --
           Other expenses, not currently deductible          479           --
                                                         -------      -------
                 Total net deferred tax assets           $20,600      $14,855
                                                         =======      =======

         The full realization of the $20.6 million of deferred tax assets carried at April 30, 1998 is dependent upon the Company achieving sufficient future pretax earnings. Although realization is not assured, management believes that sufficient taxable income will be generated through operations to realize the net deferred tax assets.

         A reconciliation for the years ended April 30, 1998, 1997 and 1996 of the U.S. statutory income tax rate and the effective rate of the income tax provision allocated to continuing operations is as follows (in thousands):

                                                             1998           1997           1996
                                                           --------       --------       --------
           Statutory tax rate at 35%                       $ 19,660       $ 16,403       $  4,473
           State income taxes, net of federal benefit         2,308          1,930            536
           Other                                             (1,745)        (1,461)          (280)
                                                           --------       --------       --------
                                                           $ 20,223       $ 16,872       $  4,729
                                                           ========       ========       ========

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


15.      EARNINGS PER SHARE

         Effective during the year ended April 30, 1998, the Company adopted Statement No. 128. Statement No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share and changes the presentation of earnings per share. Statement No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and potentially dilutive common shares, such as stock options. The Company has restated earnings per share for all prior periods presented. (in thousands, except per share data)

                                                              FOR THE YEAR ENDED APRIL 30,
                                                           ---------------------------------
                                                             1998         1997         1996
                                                           -------      -------      -------
      BASIC EARNINGS PER SHARE

         Net Income                                        $35,947      $29,994      $17,247
                                                           =======      =======      =======

         Weighted average number of common
              shares outstanding                            43,180       41,693       32,413
                                                           =======      =======      =======

         Earnings per share                                $  0.83      $  0.72      $  0.53
                                                           =======      =======      =======

      DILUTED EARNINGS PER SHARE

         Net Income                                        $35,947      $29,994      $17,247
                                                           =======      =======      =======

         Weighted average number of common
              shares outstanding                            43,180       41,693       32,413

         Common equivalent shares from stock
              options using the treasury stock method        1,208        1,589        1,838
                                                           -------      -------      -------

         Shares used in the per share calculation           44,388       43,282       34,251
                                                           =======      =======      =======

         Earnings per share                                $  0.81      $  0.69      $  0.50
                                                           =======      =======      =======

SCHEDULE II

                               VANSTAR CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)




                                                              Additions
                                                            (Reductions)
                                                              Charged
                                         Balance at          (Credited)                           Balance at
                                         Beginning          to Costs and         Write-offs/        End of
                                         of Period            Expenses              Other           Period
                                       ------------        --------------       ------------      ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended April 30, 1996            $12,326            $14,393 *            $11,907**         $14,812
     Year ended April 30, 1997             14,812             (2,705)***            3,855             8,252
     Year ended April 30, 1998              8,252              1,300                1,290             8,262

INVENTORY RESERVES:
     Year ended April 30, 1996            $11,435             $3,854               $2,649           $12,640
     Year ended April 30, 1997             12,640              2,300                2,354            12,586
     Year ended April 30, 1998             12,586                  -                2,451            10,135


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The material under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is incorporated herein by reference in response to this item. Certain information regarding executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The material under the heading "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference in response to this item, except for the material under the subheadings "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Returns," which are not incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The material under the heading "Security Ownership of Certain Beneficial Owners, Directors, and Management" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The material under the heading "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

           (1)    Consolidated Financial Statements:
                  Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets at April 30, 1998 and 1997 Consolidated Statements of Income for the years ended April
                    30, 1998, 1997 and 1996
                  Consolidated Statements of Stockholders' Equity for the years ended April 30, 1998, 1997 and 1996
                  Consolidated Statements of Cash Flows for the years ended
                    April 30, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements

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

   3.2         By-laws of the Registrant, as amended

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

  *10.1 Form of Indemnity Agreement between the Company and each of its directors and certain officers (1)

   10.2        Second Amended and Restated Financing Program Agreement dated
               April 30, 1995, between the Registrant and IBM Credit Corporation
               ("IBMCC"), as amended (1)

  *10.3        Form of Executive Involuntary Severance Agreement

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

   10.5 Lease Agreement dated as of July 14, 1988, entered into between the Registrant and Rosewood Associates (1)

   10.6 Lease Agreement dated as of November 27, 1996 , entered into between the Registrant and Trans-Fabu, L.P. as amended

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

   10.10 Lease Agreement dated as of March 29, 1994, entered into between the Registrant and TMC Properties, Inc. (1)

   10.11 Lease Agreement dated as of November 1, 1991, entered into between the Registrant and ASC North Fulton Associates Joint
               Venture (1)

   10.12 Lease Agreement dated as of August 18, 1997 , entered into between the Registrant and SVA Oxford Limited Partnership

   10.13 Lease Agreement dated as of September 3, 1997 , entered into between the Registrant and Opus Southwest Corporation as amended

   10.14 Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership (5)

   10.15 Second Lease Amendment dated as of May 30, 1996 entered into between the Registrant and Dugan Realty, L.L.C. (5)

   10.16 Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership (5)

   10.17       Lease Amendment dated May 15, 1996 entered into between the
               Registrant and CM Winprop, Inc. (5)

   10.18       Amendment No. 7 to Second Amended and Restated Financing Program
               Agreement, dated October 31, 1997, between the Registrant and
               IBMCC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997)

  *10.19       1988 Stock Option Plan (1) (incorporated by reference to Exhibit
               4.1)

  *10.20 Form of Nontransferable Non-Qualified Stock Option Agreement under the 1988 Stock Option Plan of the Registrant (1)
               (incorporated by reference to Exhibit 4.2)

  *10.21 1993 Stock Option/Stock Issuance Plan (1) (incorporated by reference to Exhibit 4.3)

  *10.22       Form of Stock Option Grant and Stock Purchase Agreement under the
               1993 Stock Option Plan (1) (incorporated by reference to Exhibit
               4.4)

   10.23       Employee Stock Purchase Plan (1) (incorporated by reference to
               Exhibit 4.5)

  *10.24       1996 Stock Option/Stock Issuance Plan, as amended (4)
               (incorporated by reference to Exhibit 10.25)

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

   10.30       Amendment No. 8 to Second Amended and Restated Financing Program
               Agreement, dated December 11, 1997, between the Registrant and
               IBMCC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998)

   10.31       Assignment, Consent to Assignment and Assumption, and Release
               Agreement, dated as of March 28, 1997, by and among the Registrant, Merisel, Inc., Merisel FAB, Inc., and ComputerLand
               Corporation (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on From 10-K for the fiscal year ended
               April 30, 1997)

   10.32       Amendment No. 9 to Second Amended and Restated Financing Program
               Agreement, dated March 16, 1998, between the Registrant and IBMCC

    21         List of Subsidiaries

    23         Consent of Ernst & Young LLP

   27.1        Financial Data Schedule for the year ended April 30, 1998.

   27.2        Restated Financial Data Schedule for the periods ended July 31,
               1997 and October 31, 1997.

   27.3        Restated Financial Data Schedule for the periods ended July 31,
               1996, October 31, 1996, and January 31, 1997.

   27.4        Restated Financial Data Schedule for the periods ended April 30,
               1996 and April 30, 1997.


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


* Management contract or compensatory plan or arrangement.



     (b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the quarter ended April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VANSTAR CORPORATION
                                      (Registrant)


Dated: July 23, 1998              By: /s/ William Y. Tauscher
                                      -----------------------
                                      William Y. Tauscher
                                      Chairman of the Board and
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 SIGNATURE                                    TITLE                                DATED
                 ---------                                    -----                                -----

         /s/ William Y. Tauscher         Chairman of the Board, Chief Executive Officer and    July 23, 1998
         -----------------------         Director  (Principal Executive Officer)
            William Y. Tauscher

           /s/ Kauko O. Aronaho          Senior Vice President and Chief Financial Officer     July 23, 1998
           --------------------          (Principal Financial and Accounting Officer)
             Kauko O. Aronaho

             /s/ Jay S. Amato            President, Chief Operating Officer and Director       July 23, 1998
             ----------------
               Jay S. Amato

            /s/ John W. Amerman          Director                                              July 23, 1998
            -------------------
              John W. Amerman

            /s/ Richard H. Bard          Director                                              July 23, 1998
            -------------------
              Richard H. Bard

            /s/ Stephen W. Fillo         Director                                              July 23, 1998
            --------------------
              Stephen W. Fillo

           /s/ Stewart K.P. Gross        Director                                              July 23, 1998
           ----------------------
             Stewart K.P. Gross

            /s/ William H. Janeway       Director                                              July 23, 1998
            ----------------------
              William H. Janeway

              /s/ John R. Oltman         Director                                              July 23, 1998
              ------------------
                John R. Oltman

            /s/ John L. Vogelstein       Director                                              July 23, 1998
            ----------------------
               John L. Vogelstein

               /s/ Josh S. Weston        Director                                              July 23, 1998
               ------------------
               Josh S. Weston