Form 10-Q
period 1998-07-31
VANSTAR CORP
filed 1998-09-15
CIK 1004939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   _________


                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 July 31, 1998

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


         The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 44,563,243 on August 31, 1998.

                              VANSTAR CORPORATION

                                   FORM 10-Q

                                     INDEX


                         PART I. FINANCIAL INFORMATION

                                                                                          Page
                                                                                      ---------
     Item 1.    Financial Statements

                Consolidated Balance Sheets as of July 31, 1998 and
                     April 30, 1998                                                        3

                Consolidated Statements of Income for the Three Months
                     Ended July 31, 1998 and 1997                                          4

                Consolidated Statement of Stockholders' Equity                             5

                Consolidated Statements of Cash Flows for the Three
                     Months Ended July 31, 1998 and 1997                                   6

                Notes to Consolidated Financial Statements                                 8

     Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  12

     Item 3.    Quantitative and Qualitative Disclosures about
                     Market Risk                                                          16


                           PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings                                                         17

     Item 5.    Other Information                                                         17

     Item 6.    Exhibits and Reports on Form 8-K                                          17

                Signatures                                                                18


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VANSTAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                               JULY 31,          APRIL 30,
                                                                                 1998              1998
                                                                             ------------     ------------
                               ASSETS                                         (unaudited)

Current assets:
    Cash                                                                     $        781     $      9,476
    Receivables, net of allowance for doubtful accounts of
         $10,000 at July 31, 1998 and $8,262 at April 30, 1998                    284,401          354,171
    Inventories                                                                   305,049          470,474
    Deferred income taxes                                                          17,564           17,387
    Prepaid expenses and other current assets                                      14,873           14,304
                                                                             ------------     ------------
          Total current assets                                                    622,668          865,812
Property and equipment, net                                                        54,378           53,303
Other assets, net                                                                  83,675           81,272
Goodwill, net of accumulated amortization of $11,432 at July 31,
     1998 and $10,113 at April 30, 1998                                           105,306          106,796
                                                                             ------------     ------------
                                                                             $    866,027     $  1,107,183
                                                                             ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $    101,988     $    290,187
    Accrued liabilities                                                            54,556           63,590
    Deferred revenue                                                               35,558           33,288
    Short-term borrowings                                                         274,156          308,351
    Current maturities of long-term debt                                            4,933            5,800
                                                                             ------------     ------------
          Total current liabilities                                               471,191          701,216
Long-term debt, less current maturities                                             2,079            2,337
Other long-term liabilities                                                           242              943

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company                      194,827          194,739

Stockholders' equity:
    Common stock, $.001 par value: 100,000,000 shares authorized,
         43,538,822 shares issued and outstanding at July 31, 1998,
         43,489,030 shares issued and outstanding at April 30, 1998                    43               43
    Additional paid-in capital                                                    133,173          132,703
    Retained earnings (since a deficit elimination of $78,448
         at April 30, 1994)                                                        65,137           75,576
    Accumulated other comprehensive (loss)                                           (665)            (374)
                                                                             ------------     ------------
          Total stockholders' equity                                              197,688          207,948
                                                                             ------------     ------------
                                                                             $    866,027     $  1,107,183
                                                                             ============     ============

          See accompanying notes to consolidated financial statements

                              VANSTAR CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)


                                                                                  THREE MONTHS ENDED
                                                                                       JULY 31,
                                                                           ---------------------------------
                                                                               1998               1997
                                                                           ------------       --------------
Revenue:
Acquisition services                                                       $    537,807         $    581,249
   Other services                                                               117,355               99,385
                                                                           ------------       --------------
       Total revenue                                                            655,162              680,634
                                                                           ------------       --------------

Cost of revenue:
   Acquisition services                                                         489,422              524,645
   Other services                                                                73,975               63,411
                                                                           ------------       --------------
       Total cost of revenue                                                    563,397              588,056
                                                                           ------------       --------------

Gross margin                                                                     91,765               92,578

Selling, general and administrative expenses                                     94,901               73,458
                                                                           ------------       --------------

OPERATING INCOME (LOSS)                                                          (3,136)              19,120

   Interest income                                                                  122                  404
   Financing expense, net                                                        (9,814)              (5,792)
                                                                           ------------       --------------

Income (loss) from continuing operations before income taxes
     and distributions on preferred securities of Trust                         (12,828)              13,732

Income tax benefit (provision)                                                    4,618               (4,944)
                                                                           ------------       --------------

Income (loss) from continuing operations before
     distributions on preferred securities of Trust                              (8,210)               8,788
Distributions on convertible preferred securities of
     Trust, net of income taxes                                                  (2,229)              (2,228)
                                                                           ------------       --------------
NET INCOME (LOSS)                                                          $    (10,439)      $        6,560
                                                                           ============       ==============

EARNINGS (LOSS) PER SHARE:
     Basic                                                                 $      (0.24)      $         0.15
                                                                           ============       ==============

     Diluted                                                               $      (0.24)      $         0.15
                                                                           ============       ==============

COMMON SHARES AND EQUIVALENTS OUTSTANDING
     Basic                                                                       43,517               42,919
                                                                           ============       ==============

     Diluted                                                                     43,517               44,033
                                                                           ============       ==============


          See accompanying notes to consolidated financial statements

                              VANSTAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (unaudited)



                                                                                                   ACCUMULATED
                                          COMMON STOCK            ADDITIONAL                          OTHER             TOTAL
                                   -------------------------       PAID-IN        RETAINED        COMPREHENSIVE     STOCKHOLDERS'
                                      SHARES        AMOUNT         CAPITAL        EARNINGS           INCOME             EQUITY
                                   -----------   -----------    -------------   ------------    ----------------   ---------------

Balance at April 30, 1998               43,489   $       43     $     132,703   $     75,576    $          (374)   $       207,948

Comprehensive income (loss):
 Net (loss)                                 --           --                --        (10,439)                --            (10,439)
 Other comprehensive income
    (loss) net of income tax:
    Unrealized gain (loss) on
      available-for-sale securities         --           --                --             --               (314)              (314)
    Foreign currency translation
      adjustment                            --           --                --             --                 23                 23
                                                                                                                   ---------------

  Other comprehensive income (loss)                                                                                           (291)
                                                                                                                   ---------------

Comprehensive income (loss)                                                                                                (10,730)

Issuance of Common Stock:
  Exercise of stock options,
    including tax benefit                   50           --               470             --                  --               470
                                   -----------   ----------     -------------   ------------    ----------------   ---------------
Balance at July 31, 1998                43,539           43     $     133,173         65,137    $           (665)          197,688
                                   ===========   ==========     =============   ============    ================   ===============



          See accompanying notes to consolidated financial statements

                              VANSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             JULY 31,
                                                                                ---------------------------------
                                                                                     1998                1997
                                                                                --------------    ---------------
Cash Flows from Operating Activities:
    Net income (loss)                                                           $      (10,439)   $         6,560
    Adjustments:
       Depreciation and amortization                                                     8,478              5,049
       Deferred income taxes                                                                --              3,688
       Provision for doubtful accounts                                                   2,766                 32
       Noncash financing expense                                                            61                 61
       Changes in operating assets and liabilities:
          Receivables                                                                   67,004            (74,810)
          Inventories                                                                  165,425            (68,094)
          Prepaid expenses and other assets                                             (3,593)            (5,634)
          Accounts payable                                                            (188,111)            61,498
          Accrued and other liabilities                                                 (7,174)            (1,738)
                                                                                --------------    ---------------
             Total adjustments                                                          44,856            (79,948)
                                                                                --------------    ---------------
Net cash provided by (used in) operating activities                                     34,417            (73,388)

Cash Flows from Investing Activities:
    Capital expenditures                                                                (7,015)            (6,693)
    Purchase of business, net of cash acquired                                              --            (32,486)
                                                                                --------------    ---------------
Net cash used in investing activities                                                   (7,015)           (39,179)

Cash Flows from Financing Activities:
    Payments on long-term debt                                                          (2,202)            (5,739)
    Borrowings (repayments) under line of credit, net                                  (34,195)           122,369
    Issuance of common stock                                                               300                744
                                                                                --------------    ---------------
Net cash (used in) provided by financing activities                                    (36,097)           117,374
                                                                                --------------    ---------------

Net (decrease) increase in cash                                                         (8,695)             4,807
Cash at beginning of the period                                                          9,476              5,686
                                                                                --------------    ---------------
Cash at end of the period                                                       $          781   $         10,493
                                                                                ==============   ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                               $        7,213   $          2,177
         Discounts and net expenses on receivables securitization                        3,046              2,760
         Distributions on preferred securities of Trust                                  3,396              3,396
         Income taxes, net of refunds                                                     (569)               628



          See accompanying notes to consolidated financial statements

                              VANSTAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)
                                  (Continued)


                                                                                      THREE MONTHS ENDED
                                                                                           JULY 31,
                                                                              -----------------------------------
                                                                                   1998                1997
                                                                              ---------------     ---------------
Supplemental disclosure of noncash investing and financing activities:
     Equipment acquired under capital leases                                  $         1,127     $           122

     Sysorex purchase:
          Fair value of assets acquired                                                           $        85,451
          Cash paid, net of cash received                                                                 (32,486)
                                                                                                  ---------------
          Liabilities assumed                                                                     $        52,965
                                                                                                  ===============


          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

       The financial statements for Vanstar Corporation ("Vanstar" or the "Company") for the three months ended July 31, 1998 and July 31, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows for the interim periods. The results of operations for the three months ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Certain prior period amounts have been reclassified to conform to the current presentation.

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

New Accounting Pronouncements

       The Financial Accounting Standards Board recently issued a new standard, Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is applicable for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement is not required to be applied to interim financial statements in the initial year of its application. Therefore, these disclosures will be included for the first time in the Company's annual financial statements for the year ending April 30, 1999. The statement defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision-makers in deciding how to allocate resources and in assessing performance. The statement requires that segment profit or loss, certain specific revenue and expense items and segment assets be reported, as well as reconciled to the financial statements.

2.  EARNINGS PER SHARE

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

       During October 1996, Vanstar Financing Trust, a Delaware statutory business trust of which the Company owns all of the common trust securities (the "Trust"), sold 4,025,000 Trust Convertible Preferred Securities ("Preferred Securities"). The Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of the Company's $.001 common stock (the "Common Stock") at a conversion rate of 1.739 shares for each Preferred Security, subject to adjustment in certain circumstances. Distributions on Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Preferred Security and are included in "Distributions on convertible preferred securities of Trust, net of income taxes" in the Consolidated Statements of Income. The proceeds of the private placement, which totaled $194.4 million (net of initial purchasers' discounts and offering expenses totaling $6.9 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the Consolidated Balance Sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Preferred Securities.

       The Trust invested the proceeds of the offering in 6 3/4% Convertible Subordinated Debentures due 2016 (the "Debentures") issued by the Company. The Debentures bear interest at 6 3/4% per annum generally payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are redeemable by the Company, in whole or in part, on or after October 5, 1999 at designated redemption prices. If the Company redeems the Debentures, the Trust must redeem on a pro rata basis Preferred Securities having an aggregate liquidation value equal to the aggregate principal amount of the Debentures redeemed. The sole asset of the Trust is $207.5 million aggregate principal amount of the Debentures. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

4.  SALE OF ACCOUNTS RECEIVABLE

       Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established a revolving funding trade receivables securitization facility (the "Securitization Facility"), which currently provides the Company with up to $200 million in available credit. In connection with the Securitization Facility, the Company sells, on a revolving basis, certain of its trade receivables ("Pooled Receivables") to the special purpose corporation, which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The amount of the Pooled Receivables, which totaled $296.2 million at July 31, 1998, is reflected as a reduction to receivables. The Company retains an interest in certain amounts of the assets sold. At July 31, 1998, the amount of that retained interest totaled $128.3 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized in the Consolidated Balance Sheets. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $175 million as of July 31, 1998. Such proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Discounts and net expenses associated with the sales of the receivables totaling $3.0 million and $2.8 million are included in Financing expenses, net on the Consolidated Statements of Income for the three months ended July 31, 1998 and 1997, respectively.

5.  FINANCING EXPENSES, NET

       Financing expenses, net includes interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and discounts and net expenses associated with the Securitization Facility.

6.  ACQUISITIONS

       On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider. The purchase price was approximately $54.5 million, and a contingent payment of 500,000 shares of the Company's common stock based on the financial performance of the acquired business for the period from July 8, 1997 through April 30, 1999. The Sysorex acquisition was accounted for as a purchase and the excess of the cost over the fair value of net assets acquired is being amortized on a straight line basis over 20 years.

7.  COMMITMENTS AND CONTINGENCIES

       On July 3, 1997, a trust claiming to have purchased shares of the Common Stock filed suit in Superior Court of the State of California. The suit is entitled David T. O'Neal Trust, Dated 4/1/77, v. Vanstar Corporation, et al., Consolidated Case No. CV767266. On January 21, 1998, the same plaintiff, along with another plaintiff claiming to have purchased shares of Common Stock, filed suit in the United States District Court for the Northern District of California, making allegations virtually identical to those in the earlier suit. The recent suit is captioned David T. O'Neal Trust, Dated 4/1/77, et al.
v. Vanstar Corporation, et al., Case No. C-98-0216 MJJ. Both suits named as defendants the Company, certain directors and officers of the Company, and the Company's principal stockholder, Warburg Pincus Capital Co., L.P., and certain of its affiliates. The complaints in both suits generally allege, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiffs, as holders of the Common Stock, suffered damage as a result.

       The plaintiffs in both suits seek class action status, purporting to represent a class of purchasers of Common Stock between March 11, 1996 and March 14, 1997, and seek damages in an unspecified amount, together with other relief. The complaint in the first suit purports to state a cause of action under California law; the complaint in the recent suit purports to state two causes of action under the Securities Exchange Act of 1934. On July 23, 1998, the California Superior Court dismissed the state court complaint as to certain individual defendants. The plaintiffs subsequently have agreed to dismiss the state court complaint as to all remaining defendants other than the Company and Richard Bard, a director of the Company. The Company believes that the plaintiffs' allegations in both suits are without merit and intends to defend the suits vigorously.

       Various legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

8.  SUBSEQUENT RESTRUCTURING

       In August, 1998, the Company announced a program to reduce expenses in line with expected revenue and industry dynamics. This program to reduce expenses includes a reduction in workforce and elimination of some of its facilities through consolidation, during the second quarter in accordance with approved management plans. In addition, the Company will write-off redundant equipment and systems associated with the centralized service dispatch and scheduling functions. The Company will also liquidate excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor. The Company will also write-off redundant equipment and systems associated with certain finance functions that were affected by the realignment of the business into two operating units and the reduction of workforce. The Company expects to take a pre-tax charge of approximately $50 million during the second quarter ending October 31, 1998.

       As the Company implements its strategic plan to respond to current industry dynamics, there can be no assurance that additional restructuring actions will not be required. In addition, there can be no assurance that the estimated costs of the restructuring program will not change.

9.  COMPREHENSIVE INCOME

       Effective for the quarter ended July 31, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income in a full set of general purpose financial statements, however, the adoption of this statement has no impact on the Company's net income or stockholders' equity. Comprehensive income includes net income plus items that, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation adjustments and unrealized gains and losses on available-for-sale securities. Statement 130 also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

       The components of comprehensive income, net of related tax, for the three month periods ended July 31, 1998 and 1997 are as follows:


                                                        Three Months Ended July 31,
                                                     ----------------------------------
                                                          1998               1997
                                                     ---------------    ---------------
Net income (loss)                                    $       (10,439)   $         6,560
Unrealized gains (losses) on securities                         (314)              (837)
Foreign currency translation adjustments                          23                 --
                                                     ---------------    ---------------
Comprehensive income (loss)                          $       (10,730)  $          5,723
                                                     ===============    ===============


       The components of accumulated other comprehensive income, net of related tax, at July 31, 1998 and April 30, 1998 are as follows:


                                                        July 31,          April 30,
                                                          1998               1998
                                                     ---------------    ---------------
Unrealized gains (losses) on securities              $          (521)   $          (207)
Foreign currency translation adjustments                        (144)              (167)
                                                     ---------------    ---------------
Accumulated comprehensive income (loss)              $          (665)   $          (374)
                                                     ===============    ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the Company's substantial indebtedness, the fact that the Company has experienced significant fluctuations in revenues and operating results, product supply shortages, the risks associated with managing the Company's inventory and service offerings in light of product life cycles and technological change, risks associated with the changes described under "Recent Developments" below, the risks associated with implementing management responses to changing technology and market conditions, the Company's relationship with its significant customers, intense price competition in the Company's markets and the Company's dependence upon its key vendors. As a result, the actual results realized by the Company could differ materially from the results discussed in the forward-looking statements made herein. Words or phrases such as "will," "hope," "anticipate," "expect," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

       The Company's primary vendors provide various incentives for promoting and marketing their products. In addition, the Company is participating in "Build-to-Order" and "Final Assembly" programs with Compaq, IBM and Hewlett-Packard, which have reduced the Company's inventory requirements. More detailed information regarding these matters is described in the "Certain Business Factors" section of Vanstar's Annual Report on Form 10-K for the year ended April 30, 1998 under the headings "Dependence on Key Vendors, Vendor Incentives and Product Supply," "Inventory Management" and "Build-to-Order Delivery Model and Final Assembly." The Company's primary vendors have announced or instituted changes in their sales incentive and inventory management programs. Specifically, the major manufacturers have announced that they will (i) limit price protection to 4 weeks rather than the unlimited protection previously available, (ii) allow product returns on an average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available, and (iii) provide incentives based solely on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers, as well. Further changes in these programs could have a material adverse effect on the Company's operating results.

       In August, the Company announced a program to reduce expenses in line with expected revenue and new industry dynamics. The actions taken to reduce expenses include a reduction in the Company's workforce and consolidation of certain facilities. In addition, the Company will write-off redundant equipment and systems associated with its centralized service dispatch and scheduling functions. The Company will also liquidate excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor. The Company will also write-off redundant equipment and systems associated with certain finance functions affected by the Company's realignment discussed below. This expense reduction program is expected to result in a pre-tax charge of approximately $50 million, which the Company expects to incur in the second quarter ending October 31, 1998.

       Also in August, the Company announced a corporate realignment which will result in the formation of two distinct operating units: Professional Services, which will concentrate on strategic enterprise network consulting, and Life Cycle Management Services, a combination of Acquisition Services and Life Cycle Services, which will focus on operational support and product acquisition through the company's Life Cycle Management portfolio of services. Each unit will be responsible for its respective sales, operations, marketing, and certain finance functions. Both units will be supported by shared corporate functions, including human resources, information technology management, legal, finance and corporate communications.


RESULTS OF OPERATIONS

       When compared to the results for the three months ended July 31, 1997, the Company's results of operations for the three months ended July 31, 1998 were impacted by the following transactions. On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex, a government technology provider, for a purchase price of approximately $54.4 million, and a contingent payment of 500,000 shares of Common Stock based on the future financial performance of the acquired business.

       Vanstar's three primary sources of revenue are: Acquisition Services (formerly referred to as "Product"), Life Cycle Services and Professional Services. The Company refers to the integration of the offerings of design and consulting, acquisition and deployment, operation and support, and enhancement and migration as "Life Cycle Management." For larger clients, Vanstar can manage every phase of the life cycle of its customers' PC networks. Acquisition Services revenue is primarily derived from the sale of computer hardware, software, peripherals and communications devices manufactured by third parties and sold by the Company, principally to implement integration projects. Life Cycle Services revenue is primarily derived from services performed for the desktop and focused on the client or user of the PC network. These support services include desktop installation, repair and maintenance, moves, adds and changes, extended warranty, asset management and help desk. Professional Services revenue is primarily derived from high value-added services, including services focused on the server and communication segments of the PC network infrastructure. Professional Services revenue includes network installation, design and consulting, and enhancement and migration, as well as server deployment and support and training and education services. In prior periods, Other revenue was derived primarily from fees earned on the distribution services agreement with ComputerLand Corporation (formerly with Merisel FAB). Pursuant to the distribution services agreement, the Company provided product distribution to franchises and affiliates of ComputerLand Corporation ("Computerland"), a subsidiary of Synnex Technologies, Inc. ("Synnex"), through January 1998. Prior to the quarter ended July 31, 1998 the Company had reported training and education services revenue with Other revenue. The Company has reclassified all prior periods to conform with the current period presentation.

       The following table sets forth for the unaudited periods indicated, the Company's (i) revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue (dollars in thousands).


                                                                   Three Months Ended
                                                                        July 31,
                                                             --------------------------------
             REVENUE:                                             1998              1997
                                                             -------------     --------------
              Acquisition services                           $     537,807     $      581,249
              Life cycle services                                   78,444             56,194
              Professional services                                 38,911             39,144
              Other                                                     --              4,047
                                                             -------------     --------------
                   Total revenue                             $     655,162     $      680,634
                                                             =============     ==============
             GROSS MARGIN:
              Acquisition services                           $      48,385     $       56,604
              Life cycle services                                   28,575             15,867
              Professional services                                 14,805             16,132
              Other                                                     --              3,975
                                                             -------------     --------------
                   Total gross margin                        $      91,765     $       92,578
                                                             =============     ==============

             GROSS MARGIN PERCENTAGE:
              Acquisition services                                     9.0%               9.7%
              Life cycle services                                     36.4%              28.2%
              Professional services                                   38.0%              41.2%
              Other                                                     --               98.2%
                                                             -------------     --------------
                   Total gross margin percentage                      14.0%              13.6%
                                                             =============     ==============
             Selling, general and
                 administrative expenses                     $      94,901     $       73,458
                   % of total revenue                                 14.5%              10.8%

             Operating income (loss)                         $      (3,136)    $       19,120
                   % of total revenue                                (0.5%)               2.8%


Three Months Ended July 31, 1998 as Compared to the Three Months Ended July 31, 1997

       Acquisition services. Revenue decreased 7.5% to $537.8 million for the three months ended July 31, 1998 from $581.2 million for the three months ended July 31, 1997. Gross margin decreased 14.5% to $48.4 million for the three months ended July 31, 1998 from $56.6 million for the three months ended July 31, 1997. The decrease in both revenue and gross margin is primarily a result of a significant decline in Average Sales Prices ("ASPs") for computers. In addition, manufacturer product shortages in July significantly curtailed customer orders and shipments at the end of the three months ended July 31, 1998. Gross margin percentage decreased to 9.0% for the three months ended July 31, 1998 from 9.7% for the three months ended July 31, 1997. The revenue shortfall also resulted in a decrease in vendor incentive funds from computer manufacturers, which negatively impacted gross margin percentage. In addition, Vanstar operates in a very aggressive price environment that will continue to put pressure on ASPs and gross margin. Any further decrease in ASPs, decrease in vendor incentive funds or additional product shortages could have a material adverse effect on Acquisition services revenue and gross margin.

       Life Cycle services. Revenue increased 39.6% to $78.4 million for the three months ended July 31, 1998 from $56.2 million for the three months ended July 31, 1997. This increase was the result of increased demand for the Company's overall life cycle service offerings. Gross margin increased 80.1% to $28.6 million for the three months ended July 31, 1998 from $15.9 million for the three months ended July 31, 1997. Gross margin percentage increased to 36.4% for the three months ended July 31, 1998 compared with 28.2% for the three months ended July 31, 1997. During the three months ended July 31, 1997, the Company had focused additional resources on training and achieving a high level of customer service.

       Professional services. Revenue decreased 0.6% to $38.9 million for the three months ended July 31, 1998 from $39.1 million for the three months ended July 31, 1997. The decrease was a result of a high number of project completions in the Company's fourth quarter and slower than expected sales and start-ups of new projects during the three months ended July 31, 1998. In addition, education services revenue decreased approximately $2.0 million for the three months ended July 31, 1998 compared to the three months ended July 31, 1997 primarily due to the sale of the classroom instruction portion of the education services business in January 1998. Gross margin decreased 8.2% to $14.8 million for the three months ended July 31, 1998 from $16.1 million for the three months ended July 31, 1997. Gross margin percentage decreased to 38.0% for the three months ended July 31, 1998 from 41.2% for the three months ended July 31, 1997. The decrease in gross margin percentage was the result of higher direct labor costs as a percentage of revenue due to lower utilization rates during the period.

       Other. Revenue is zero for the three months ended July 31, 1998 compared to $4.0 million for the three months ended July 31, 1997 due to the elimination of the fees earned on the distribution agreement with ComputerLand, a subsidiary of Synnex. Pursuant to the distribution services agreement, the Company provided product distribution to franchises and affiliates of ComputerLand. That agreement terminated in January 1998.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased by 29.2% to $94.9 million for the three months ended July 31, 1998 from $73.5 million for the three months ended July 31, 1997. The increase in selling, general and administrative expenses was primarily due to the increase in services revenue as a percentage of total revenue (which carries higher selling, general and administrative expenses than acquisition services) and increases in corporate infrastructure. Selling, general and administrative expenses as a percentage of revenue increased to 14.5% for the three months ended July 31, 1998 from 10.8% for the three months ended July 31, 1997. The increase in selling, general and administrative expenses as a percentage of revenue is also a function of the decline in total revenue because expense levels are based, in part, on future anticipated revenue levels.

       Operating income. The Company incurred an operating loss of ($3.1) million for the three months ended July 31, 1998 compared to operating income of $19.1 million for the three months ended July 31, 1997 as a result of the factors discussed above. Operating income (loss) as a percentage of total revenue decreased to (0.5%) for the three months ended July 31, 1998 from 2.8% for the three months ended July 31, 1997.

       Financing expenses, net. Financing expenses, net for the three months ended July 31, 1998 and 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and net expenses associated with the Company's Securitization Facility. Financing expenses increased 69.4% to $9.8 million for the three months ended July 31, 1998 from $5.8 million for the three months ended July 31, 1997 due to higher average borrowings partially offset by lower interest rates. The increase in borrowings, which resulted in higher financing expenses, was due to the Company's purchasing significant quantities of inventory from manufacturers to take advantage of volume discounts. These inventory purchases were financed primarily with the Company's line of credit.

       Taxes. The effective tax rates for the three months ended July 31, 1998 and 1997 of 36% were different than the U.S. statutory rate of 35% due to state tax provisions. At July 31, 1998 and April 30, 1998, the Company has recorded net deferred tax assets of $17.6 million and $17.4 million, respectively. The full realization of the deferred tax assets carried at July 31, 1998 is dependent upon the Company's achieving sufficient future pretax earnings. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

       Distributions on convertible preferred securities of trust, net of tax. In October 1996, the Trust issued 4,025,000 Preferred Securities as part of a refinancing plan directed at reducing the Company's overall interest costs. Distributions on Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security and are included in "Distributions on convertible preferred securities of Trust, net of income taxes" in the Consolidated Statements of Income (see note 3 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

       During the three months ended July 31, 1998, the Company utilized cash generated from operations, including sales of certain of its trade receivables, to fund its operations, working capital requirements, payments on its long-term debt and purchases of capital equipment.

       Effective December 20, 1996, the Company established the Securitization Facility, which currently provides the Company with up to $200 million in available credit. Pursuant to the Securitization Facility, the Company, through a wholly owned subsidiary, sells an undivided percentage ownership interest in the Pooled Receivables. As of July 31, 1998, the proceeds of the sales totaled $175 million.

       The Company's operating activities provided cash of $34.4 million for the three months ended July 31, 1998 as a result of decreases in both accounts receivable and inventories partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily a result of decreased sales during the quarter ended July 31, 1998. The decrease in inventory was a result of the Company's transitioning to a "Build-to-Order" delivery model as part of the supply chain reengineering by the manufacturers. The decrease in accounts payable was primarily funded through the short-term line of credit.

       During the three months ended July 31, 1998, the Company used cash of $7.0 million for capital expenditures. The Company plans to make additional investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1999.

       The Company currently has a $500 million line of credit under its Financing Program Agreement with IBMCC. At July 31, 1998 the Company had $333.7 million outstanding under that facility, of which $59.5 million is included in accounts payable and $274.2 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of July 31, 1998 amounts borrowed under the line of credit bear interest at a rate generally equal to the London Interbank Offered Rate plus 1.6% (representing a rate of 7.3% at July 31,
1998). The line of credit is currently scheduled to expire October 31, 1998.

       The Company believes that future cash generated from operations, together with cash available through its Financing Program Agreement with IBMCC and from the Securitization Facility, will be sufficient to meet its cash requirements through at least fiscal year 1999.

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

       The statements above describing the Company's plans and objectives for handling the Year 2000 Issue and the expected impact of the Year 2000 Issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and increased or unforeseen costs associated with the implementation of the plan and any necessary changes to the Company's systems. Any inability on the part of the Company to implement necessary changes in timely fashion could have an adverse effect on future results of operations. Moreover, even if the Company successfully implements the changes necessary to address the Year 2000 Issue, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year-2000-Compliant.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Non applicable

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On July 3, 1997, a trust claiming to have purchased shares of the Common Stock filed suit in Superior Court of the State of California. The suit is entitled David T. O'Neal Trust, Dated 4/1/77, v. Vanstar Corporation, et al., Consolidated Case No. CV767266. On January 21, 1998, the same plaintiff, along with another plaintiff claiming to have purchased shares of Common Stock, filed suit in the United States District Court for the Northern District of California, making allegations virtually identical to those in the earlier suit. The recent suit is captioned David T. O'Neal Trust, Dated 4/1/77, et al.
v. Vanstar Corporation, et al., Case No. C-98-0216 MJJ. Both suits named as defendants the Company, certain directors and officers of the Company, and the Company's principal stockholder, Warburg Pincus Capital Co., L.P., and certain of its affiliates. The complaints in both suits generally allege, among other things, that the defendants made false or misleading statements or concealed information regarding the Company and that the plaintiffs, as holders of the Common Stock, suffered damage as a result.

         The plaintiffs in both suits seek class action status, purporting to represent a class of purchasers of Common Stock between March 11, 1996 and March 14, 1997, and seek damages in an unspecified amount, together with other relief. The complaint in the first suit purports to state a cause of action under California law; the complaint in the recent suit purports to state two causes of action under the Securities Exchange Act of 1934. On July 23, 1998, the California Superior Court dismissed the state court complaint as to certain individual defendants. The plaintiffs subsequently have agreed to dismiss the state court complaint as to all remaining defendants other than the Company and Richard Bard, a director of the Company. The Company believes that the plaintiffs' allegations in both suits are without merit and intends to defend the suits vigorously.

         Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 5.     OTHER INFORMATION

         On August 31, 1998, the Company announced the resignation of Jay Amato, its former President and Chief Operating Officer. Mr. Amato will remain with the Company as a consultant for one year.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS


         Exhibit
           No.             Description
         -------           -----------
           3*              Bylaws of the Registrant, as amended

           27*             Financial Data Schedule



           *      Filed herewith


B.  REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed by the Company during the quarter ended July 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VANSTAR CORPORATION




Dated:  September 14, 1998           By:    /s/ Kauko Aronaho
                                            -------------------------------
                                     Name:  Kauko Aronaho
                                     Title: Senior Vice President and Chief
                                            Financial Officer