Form 10-Q
period 1998-10-31
VANSTAR CORP
filed 1998-12-15
CIK 1004939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                October 31, 1998

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


                        2575 Westside Parkway, Suite 500
                            Alpharetta, Georgia 30004
                    (Address of Principal Executive Offices)

                                 (770) 619-6000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
                  1100 Abernathy Road, Building 500, Suite 1200
                             Atlanta, Georgia 30328

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



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

         The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 43,781,700 on November 30, 1998.

                            Exhibit Index on page 25

                               VANSTAR CORPORATION

                                    FORM 10-Q

                                      INDEX


                             PART I. FINANCIAL INFORMATION
                                                                                Page
                                                                               ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 31, 1998
           and April 30, 1998                                                     3

         Consolidated Statements of Income for the Three and
           Six Months Ended October 31, 1998 and 1997                             4

         Consolidated Statement of Stockholders' Equity for the
           Six Months Ended October 31, 1998                                      5

         Consolidated Statements of Cash Flows for the Six
           Months Ended October 31, 1998 and 1997                                 6

         Notes to Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   13

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                           20


                              PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Uses of Proceeds                              21

Item 4.  Submission of Matters to a Vote of Security Holders                     22

Item 6.  Exhibits and Reports on Form 8-K                                        23

         Signatures                                                              24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VANSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               OCTOBER 31,          APRIL 30,
                                                                                  1998                1998
                                                                               -----------         -----------
                                     ASSETS                                    (unaudited)
Current assets:
     Cash                                                                      $    11,112         $     9,476
     Receivables, net of allowance for doubtful accounts of
          $9,100 at October 31, 1998 and $8,262 at April 30, 1998                  289,174             354,171
     Inventories                                                                   231,726             470,474
     Deferred income taxes                                                          17,187              17,387
     Prepaid expenses and other current assets                                      13,914              14,304
                                                                               -----------         -----------
           Total current assets                                                    563,113             865,812
Property and equipment, net                                                         51,572              53,303
Other assets, net                                                                   63,010              81,272
Goodwill, net of accumulated amortization of $12,750 at October 31,
     1998 and $10,113 at April 30, 1998                                            103,987             106,796
                                                                               -----------         -----------
                                                                               $   781,682         $ 1,107,183
                                                                               ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $   165,476         $   290,187
     Accrued liabilities                                                            50,399              63,590
     Deferred revenue                                                               41,032              33,288
     Short-term borrowings                                                         164,644             308,351
     Current maturities of long-term debt                                            4,057               5,800
                                                                               -----------         -----------
           Total current liabilities                                               425,608             701,216
Long-term debt, less current maturities                                                581               2,337
Other long-term liabilities                                                          1,230                 943

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company                       194,915             194,739

Stockholders' equity:
     Common stock, $.001 par value: 100,000,000 shares authorized,
          43,776,950 shares issued and outstanding at October 31, 1998,
          43,489,030 shares issued and outstanding at April 30, 1998                    44                  43
     Additional paid-in capital                                                    134,702             132,703
     Retained earnings (since a deficit elimination of $78,448
          at April 30, 1994)                                                        27,264              75,576
     Accumulated other comprehensive (loss)                                         (2,662)               (374)
                                                                               -----------         -----------
           Total stockholders' equity                                              159,348             207,948
                                                                               -----------         -----------
                                                                               $   781,682         $ 1,107,183
                                                                               ===========         ===========


           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   OCTOBER 31,                             OCTOBER 31,
                                                         -------------------------------         -------------------------------
                                                             1998                1997                1998                1997
                                                         -----------         -----------         -----------         -----------
Revenue:
   Acquisition services                                  $   481,500         $   624,899         $ 1,019,307         $ 1,206,148
   Other services                                            121,895             116,850             239,250             216,235
                                                         -----------         -----------         -----------         -----------
     Total revenue                                           603,395             741,749           1,258,557           1,422,383
                                                         -----------         -----------         -----------         -----------

Cost of revenue:
   Acquisition services                                      444,039             566,068             933,461           1,090,713
   Other services                                             70,372              70,027             144,347             133,438
                                                         -----------         -----------         -----------         -----------
     Total cost of revenue                                   514,411             636,095           1,077,808           1,224,151
                                                         -----------         -----------         -----------         -----------

Gross margin                                                  88,984             105,654             180,749             198,232

Selling, general and administrative expenses                 110,185              79,701             205,086             153,159
Restructuring charges                                         12,009                  --              12,009                  --
                                                         -----------         -----------         -----------         -----------

OPERATING INCOME (LOSS)                                      (33,210)             25,953             (36,346)             45,073

   Interest income                                               174                 336                 296                 740
   Financing expense, net                                     (7,032)             (8,277)            (16,846)            (14,069)
                                                         -----------         -----------         -----------         -----------

Income (loss) from operations before income
     taxes and distributions on preferred
     securities of Trust                                     (40,068)             18,012             (52,896)             31,744

Income tax benefit (provision)                                 4,424              (6,484)              9,042             (11,428)
                                                         -----------         -----------         -----------         -----------

Income (loss) from operations before
     distributions on preferred securities of
     Trust                                                   (35,644)             11,528             (43,854)             20,316

Distributions on convertible preferred securities
     of Trust, net of income taxes                            (2,229)             (2,228)             (4,458)             (4,456)
                                                         -----------         -----------         -----------         -----------
NET INCOME (LOSS)                                        $   (37,873)        $     9,300         $   (48,312)        $    15,860
                                                         ===========         ===========         ===========         ===========

EARNINGS (LOSS) PER SHARE:
     Basic                                               $     (0.87)        $      0.22         $     (1.11)        $      0.37
                                                         ===========         ===========         ===========         ===========

     Diluted                                             $     (0.87)        $      0.21         $     (1.11)        $      0.36
                                                         ===========         ===========         ===========         ===========

COMMON SHARES AND EQUIVALENTS OUTSTANDING:
     Basic                                                    43,692              43,154              43,604              43,037
                                                         ===========         ===========         ===========         ===========

     Diluted                                                  43,692              44,530              43,604              44,288
                                                         ===========         ===========         ===========         ===========




           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (unaudited)


                                                                                                       ACCUMULATED
                                                    COMMON STOCK           ADDITIONAL                     OTHER          TOTAL
                                              ------------------------      PAID-IN       RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                                SHARES         AMOUNT       CAPITAL       EARNINGS        INCOME         EQUITY
                                              ---------      ---------     ----------    ---------    -------------  -------------
Balance at April 30, 1998                        43,489      $      43     $ 132,703     $  75,576      $    (374)     $ 207,948

Comprehensive income (loss):
    Net (loss)                                       --             --            --       (48,312)            --        (48,312)
    Other comprehensive income
        (loss) net of income tax:
        Unrealized gain (loss) on
            available-for-sale securities            --             --            --            --         (2,311)        (2,311)
        Foreign currency translation
            adjustment                               --             --            --            --             23             23
                                                                                                                       ---------

    Other comprehensive income
         (loss)                                                                                                           (2,288)
                                                                                                                       ---------

Comprehensive income (loss)                                                                                              (50,600)

Issuance of Common Stock:
    Employee stock purchase plan                    203              1         1,296            --             --          1,297
    Exercise of stock options,
        including tax benefit                        85             --           703            --             --            703

                                              ---------      ---------     ---------     ---------      ---------      ---------
Balance at October 31, 1998                      43,777      $      44     $ 134,702     $  27,264      $  (2,662)     $ 159,348
                                              =========      =========     =========     =========      =========      =========








See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                              SIX MONTHS ENDED
                                                                                 OCTOBER 31,
                                                                         ---------------------------
                                                                            1998              1997
                                                                         ---------         ---------
Cash Flows from Operating Activities:
    Net income (loss)                                                    $ (48,312)        $  15,860
    Adjustments:
       Depreciation and amortization                                        16,595            11,177
       Noncash restructuring and unusual charges                            39,053                --
       Deferred income taxes                                                 1,500             8,920
       Provision for doubtful accounts                                       2,745                53
       Noncash financing expense                                               123                --
       Changes in operating assets and liabilities:
          Receivables                                                       58,118           (81,298)
          Inventories                                                      231,338           (59,463)
          Prepaid expenses and other assets                                 (4,708)          (18,856)
          Accounts payable                                                (124,535)           47,596
          Accrued and other liabilities                                    (11,190)           (5,309)
                                                                         ---------         ---------
             Total adjustments                                             209,039           (97,180)
                                                                         ---------         ---------
Net cash provided by (used in) operating activities                        160,727           (81,320)

Cash Flows from Investing Activities:
    Capital expenditures                                                   (12,575)          (13,967)
    Purchase of business, net of cash acquired                                  --           (32,486)
                                                                         ---------         ---------
Net cash used in investing activities                                      (12,575)          (46,453)

Cash Flows from Financing Activities:
    Payments on long-term debt                                              (4,576)           (7,367)
    Borrowings (repayments) under line of credit, net                     (143,707)          136,220
    Issuance of common stock                                                 1,767             3,177
                                                                         ---------         ---------
Net cash (used in) provided by financing activities                       (146,516)          132,030
                                                                         ---------         ---------

Net increase in cash                                                         1,636             4,257
Cash at beginning of the period                                              9,476             5,686
                                                                         ---------         ---------
Cash at end of the period                                                $  11,112         $   9,943
                                                                         =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                        $  12,520         $   7,078
         Discounts and net expenses on receivables securitization            5,719             5,860
         Distributions on preferred securities of Trust                      6,792             6,792
         Income taxes (refunds), net                                          (510)            4,942




           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                   (Continued)


                                                                                 SIX MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                              -----------------------
                                                                                1998           1997
                                                                              --------       --------
Supplemental disclosure of noncash investing and financing
     activities:
     Equipment acquired under capital leases                                  $  1,127       $    122

     Sysorex purchase:
          Fair value of assets acquired                                                      $ 85,448
          Cash paid, net of cash received                                                     (32,486)
                                                                                             --------
          Liabilities assumed                                                                $ 52,962
                                                                                             ========








           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

         The financial statements for Vanstar Corporation ("Vanstar" or the "Company") for the three and six months ended October 31, 1998 and October 31, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows for the interim periods. The results of operations for the three and six months ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Certain prior period amounts have been reclassified to conform to the current presentation.

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

New Accounting Pronouncements

         The Financial Accounting Standards Board has issued Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is applicable for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement is not required to be applied to interim financial statements in the initial year of its application. Therefore, these disclosures will be included for the first time in the Company's annual financial statements for the year ending April 30, 1999. The statement defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The statement requires that segment profit or loss, certain specific revenue and expense items and segment assets be reported, as well as reconciled to the financial statements.


2. PROPOSED MERGER WITH INACOM

         On October 8, 1998, Vanstar Corporation and InaCom Corp., a Delaware corporation ("InaCom"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for InaCom to acquire the Company through the merger of a wholly-owned subsidiary of InaCom with and into the Company. Under the terms of the Merger Agreement, holders of the Company's common stock, par value $.001 per share (the "Common Stock"), generally will receive 0.64 shares of InaCom common stock, par value $.10 per share ("InaCom Common Stock"), in exchange for each share of the Common Stock held by such person at the time of consummation of the merger. The transaction, which is subject to regulatory and stockholder approval, and certain other customary closing conditions, is expected to close in January of 1999. The merger is intended to qualify as a pooling of interests for accounting and financial reporting purposes and generally to be tax-free to the stockholders of both companies for Federal income tax purposes.

         As inducements to enter into the Merger Agreement, (1) InaCom granted the Company an option to purchase up to 3,336,689 shares of InaCom Common Stock at an exercise price of $17.375 per share and (2) Vanstar granted

InaCom an option to purchase up to 8,709,623 shares of Common Stock at an exercise price of $9.125 per share. Each option is exercisable following an acquisition proposal for the issuing company and the occurrence of certain further triggering events, none of which has occurred as of the date hereof.


3. EARNINGS PER SHARE

         Basic earnings per share are computed using the weighted average number of shares of Common Stock during the period, and diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents are computed for the Company's outstanding options using the treasury stock method.


4. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
           SUBSIDIARY TRUST HOLDING SOLELY CONVERTIBLE SUBORDINATED DEBT SECURITIES OF THE COMPANY

         During October 1996, Vanstar Financing Trust, a Delaware statutory business trust of which the Company owns all of the common trust securities (the "Trust"), sold 4,025,000 Trust Convertible Preferred Securities ("Preferred Securities"). The Preferred Securities have a liquidation value of $50 per security and are convertible at any time at the option of the holder into shares of Common Stock at a conversion rate of 1.739 shares for each Preferred Security, subject to adjustment in certain circumstances. Distributions on Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per Preferred Security and are included in "Distributions on convertible preferred securities of Trust, net of income taxes" in the Consolidated Statements of Income. The proceeds of the private placement, which totaled approximately $194.4 million (net of initial purchasers' discounts and offering expenses totaling $6.9 million) are included in "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debt securities of the Company" on the Consolidated Balance Sheets. The Company has entered into several contractual arrangements (the "Back-up Undertakings") for the purpose of fully and unconditionally supporting the Trust's payment of distributions, redemption payments and liquidation payments with respect to the Preferred Securities. Considered together, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations on the Preferred Securities.

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


5. SALE OF ACCOUNTS RECEIVABLE

         Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established a revolving funding trade receivables securitization facility (the "Securitization Facility"), which currently provides the Company with up to $175 million in available credit. In connection with the Securitization Facility, the Company sells, on a revolving basis, certain of its trade receivables ("Pooled Receivables") to the special purpose corporation, which in turn sells a percentage ownership interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The amount of the Pooled Receivables, which totaled $321.5 million at October 31, 1998, is reflected as a reduction to receivables. The Company retains an interest in certain amounts of the assets sold. At October 31, 1998, the amount of that retained interest totaled $161.2 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized in the Consolidated Balance Sheets. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $170 million as of October 31, 1998. Such proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Discounts and net expenses associated with the sales of the receivables totaling $2.7 million, $5.8 million, $3.1 million and $5.9 million are included in Financing expenses, net on the Consolidated Statements of Income for the three and six months ended October 31, 1998 and 1997, respectively.


6. FINANCING EXPENSES, NET

         Financing expenses, net includes interest incurred on borrowings under the Company's financing agreement with IBM Credit Corporation ("IBMCC") and discounts and net expenses associated with the Securitization Facility.


7. ACQUISITIONS

         On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex Information Systems, Inc. ("Sysorex"), a government technology provider. The purchase price was approximately $54.5 million, and a contingent payment of 500,000 shares of the Company's common stock based on the financial performance of the acquired business for the period from July 8, 1997 through April 30, 1999. Based on the financial performance of the acquired business through October 31, 1998, it is unlikely that the Company will make the payment of contingent shares. The Sysorex acquisition was accounted for as a purchase and the excess of the cost over the fair value of net assets acquired is being amortized on a straight line basis over 20 years.


8. COMMITMENTS AND CONTINGENCIES

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

9. RESTRUCTURING AND UNUSUAL CHARGES

         In August 1998, Vanstar announced a program to reduce expenses in line with expected revenue and industry dynamics. The program included both items that qualify as restructuring costs as defined by Emerging Issues Task Force 94-3 and other unusual charges. This program to reduce expenses included a reduction in workforce and elimination of some of its facilities through consolidation during the second quarter in accordance with approved management plans. The Company also wrote-off equipment and systems associated with the support of certain finance functions that were affected by the realignment of the business into two operating units and the reduction of workforce. In addition, the Company wrote-off redundant equipment and systems associated with the centralized service dispatch and scheduling functions. The Company also liquidated excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor.

         Restructuring Charges

         Restructuring charges include the cost of facility closures and consolidations, involuntary employee separation benefits and related costs associated with business realignment and restructuring actions in accordance with approved management plans. Facility closure costs of $6.0 million include future lease payments, costs to abandon or dispose of property and equipment and capitalized software, net of estimates of sublease revenues and disposal values. Employee separation benefits of $3.0 million include severance, medical and other benefits for approximately 250 permanent full-time employees. Reductions occurred in virtually all areas of the Company. Business realignment costs relate to the decision to exit the discrete training business as the Company focuses on its core competencies as part of the realignment of the Company into two distinct operating units, contract termination costs and other related costs and are $3.0 million. In connection with the restructuring, the Company recorded restructuring reserves of approximately $7.4 million, of which $4.1 has been paid through October 31, 1998. The remaining liability of $3.3 million primarily relates to the future lease obligations, net of estimates of sublease income.

         Unusual Charges

         Unusual charges not qualifying as restructuring are reflected in selling, general and administrative expenses and cost of revenue and consist primarily of the write-off of certain equipment and capitalized software, costs to liquidate excess spare parts and inventory adjustments. Capitalized software and lease costs of $9.0 million include the write-off of systems associated with the centralized dispatch and scheduling functions and obsolete hardware and software due to the upgrade of call technology implemented by the Company. The Company also liquidated excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor, resulting in a net charge of $16.5 million. Inventory adjustments of $5.4 million include costs associated with the early return of certain inventory items to a major vendor in an effort to reduce interest expense and additional inventory reserves to record inventory at lower of cost or market due to the reduced price protection available from major vendors as part of the supply chain reengineering. Other items of $2.4 million consist primarily of the incentive pay to retain certain employees during the restructuring activities and costs associated with the termination of certain marketing commitments.

         As the Company implements its strategic plan to respond to current industry dynamics, there can be no assurance that additional restructuring actions will not be required. In addition, there can be no assurance that the estimated costs of the restructuring program will not change.

10. COMPREHENSIVE INCOME

         Effective for the quarter ended July 31, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income in a full set of general purpose financial statements, however, the adoption of this statement has no impact on the Company's net income or stockholders' equity. Comprehensive income includes net income plus items that, under generally accepted accounting principles, are excluded from net income and are reflected as a component of equity, such as currency translation adjustments and unrealized gains and losses on available-for-sale securities. Statement 130 also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

         The components of comprehensive income, net of related tax, for the three and six months periods ended October 31, 1998 and 1997 are as follows (in thousands):

                                               Three Months Ended             Six Months Ended
                                                   October 31,                   October 31,
                                             -----------------------       -----------------------
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
Net income (loss)                            $(37,873)      $  9,300       $(48,312)      $ 15,860
Unrealized (losses) on securities              (1,997)        (2,027)        (2,311)        (2,864)
Foreign currency translation adjustment            --             --             23             --
                                             --------       --------       --------       --------
Comprehensive income (loss)                  $(39,870)      $  7,273       $(50,600)      $ 12,996
                                             ========       ========       ========       ========


         The components of accumulated other comprehensive income, net of related tax, at October 31, 1998 and April 30, 1998 are as follows (in thousands):

                                                      October 31,      April 30,
                                                          1998           1998
                                                      -----------     -----------
Unrealized (losses) on securities                     $   (2,518)     $     (207)
Foreign currency translation adjustments                    (144)           (167)
                                                      ----------      ----------
Accumulated comprehensive (loss)                      $   (2,662)     $     (374)
                                                      ==========      ==========

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

         On December 3, 1998, the Company issued a news release announcing its results for its second fiscal quarter. That release included, among other information, Comparative Financial Data for certain periods ending on October 31, 1998 and 1997. The amounts shown in this filing for certain item pertaining to the 1998 periods differ from the amounts shown in the news release due to the reclassification of certain expenses from SG&A to cost of revenue. The affected items are Acquisition Services Gross Margin and Gross Margin Percentage, Total Gross Margin and Gross Margin Percentage, and SG&A.

RECENT DEVELOPMENTS

         On October 8, 1998, Vanstar and InaCom entered into the Merger Agreement providing for InaCom to acquire the Company through the merger of a wholly-owned subsidiary of InaCom with and into the Company. Under the terms of the Merger Agreement, holders of the Company's common stock, par value $.001 per share (the "Common Stock"), generally will receive 0.64 shares of InaCom Common Stock in exchange for each share of Common Stock held by such person at the time of consummation of the merger. The transaction, which is subject to regulatory and stockholder approval, and certain other customary closing conditions, is expected to close in January of 1999. The merger is intended to qualify as a pooling of interests for accounting and financial reporting purposes and generally to be tax-free to the stockholders of both Companies for Federal income tax purposes.

         As inducements to enter into the Merger Agreement, (1) InaCom granted the Company an option to purchase up to 3,336,689 shares of InaCom Common Stock at an exercise price of $17.375 per share and (2) Vanstar granted InaCom an option to purchase up to 8,709,623 shares of the Company's Common Stock at an exercise price of $9.125 per share. Each option is exercisable following an acquisition proposal for the issuing company and the occurrence of certain further triggering events, none of which has occurred as of the date hereof.

         In connection with the proposed merger, the Company will incur significant merger-related costs to integrate and transition its personnel and systems into InaCom. These merger costs are expensed as incurred. No material merger costs have been incurred as of October 31, 1998. In addition, as of October 31, 1998 the amounts of these costs cannot be reasonably estimated.

         The Company's primary vendors provide various incentives for promoting and marketing their products. In addition, the Company is participating in "Build-to-Order" and "Final Assembly" programs with Compaq, IBM and Hewlett-Packard, which have reduced the Company's inventory requirements. More detailed information regarding these matters is described in the "Certain Business Factors" section of Vanstar's Annual Report on Form 10-K for the year ended April 30, 1998 under the headings "Dependence on Key Vendors, Vendor Incentives and Product Supply," "Inventory Management" and "Build-to-Order Delivery Model and Final Assembly." The Company's primary vendors have announced or instituted changes in their sales incentive and inventory management programs. Specifically, the major manufacturers have announced that they will
(1) limit price protection to 3 or 4 weeks rather than the unlimited protection previously available, (2) allow product returns on an average of 2% to 3% of product sales per quarter, rather than the 5% of sales per quarter previously available, and (3) provide incentives based solely on sales of the manufacturers' products, rather than on purchases of the products from the manufacturers, as well. These and further changes in these programs have had and could continue to have a material adverse effect on the Company's operating results.

         Vanstar is currently a party to a contract with one of its major vendors that contemplates that the Company will acquire for resale or license approximately $55 million of software products over a five-year period. At September 29, 1998 Vanstar had purchased approximately $12 million of such products. On that date Vanstar notified its vendor that the Company would not make the scheduled product purchase of $9 million on September 30, 1998 and that it intended to enter into negotiations with such vendor to alter the terms and condition of their arrangement to more appropriately reflect market conditions. Negotiations with respect to such changes have been commenced by the parties and Vanstar believes, although no assurance to such effect can be given, that such negotiations will be concluded in the near future without any resulting material adverse effect on the Company's operating results.

RESULTS OF OPERATIONS

         When compared to the results for the three and six months ended October 31, 1997, the Company's results of operations for the three and six months ended October 31, 1998 were impacted by the following transactions. On July 7, 1997, the Company acquired certain assets and assumed certain liabilities of Sysorex, a government technology provider, for a purchase price of approximately $54.4 million, and a contingent payment of 500,000 shares of Common Stock based on the future financial performance of the acquired business. Based on the financial performance of the acquired business through October 31, 1998, it is unlikely that the Company will make the payment of contingent shares. The Sysorex acquisition was accounted for as a purchase and the excess of the cost over the fair value of net assets acquired is being amortized on a straight line basis over 20 years.

         In August 1998, Vanstar announced a program to reduce expenses in line with expected revenue and industry dynamics. The program included both items that qualify as restructuring costs as defined by Emerging Issues Task Force 94-3 and other unusual charges. This program to reduce expenses included a reduction in workforce and elimination of some of its facilities through consolidation, during the second quarter in accordance with approved management plans. The Company also wrote-off equipment and systems associated with the support of certain finance functions that were affected by the realignment of the business into two operating units and the reduction of workforce. In addition, the Company wrote-off redundant equipment and systems associated with the centralized service dispatch and scheduling functions. The Company also liquidated excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor.

         The Company incurred restructuring charges of $12.0 million during the three months ended October 31, 1998 which includes the cost of involuntary employee separation benefits, facility closures and consolidations, and related costs associated with business realignment and restructuring actions. Unusual charges of $33.3 million not qualifying as restructuring are reflected in selling, general and administrative expenses and cost of revenue and consist primarily of the write-off certain equipment and capitalized software, costs to liquidate excess spare parts and certain inventory adjustments.

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

         The following table sets forth for the unaudited periods indicated, the Company's (1) revenue, gross margin and gross margin percentage by revenue source, (2) selling, general and administrative expenses in total and as a percentage of total revenue and (3) operating income in total and as a percentage of total revenue.

                                                 Three Months Ended                    Six Months Ended
                                                     October 31,                           October 31,
                                            ------------------------------       ------------------------------
                                                1998               1997              1998               1997
                                            -----------        -----------       -----------        -----------
                                                                  (Dollars in thousands)
    REVENUE:
      Acquisition services                  $   481,500        $   624,899       $ 1,019,307        $ 1,206,148
      Life cycle services                        80,247             65,711           158,691            121,905
      Professional services                      41,648             47,161            80,559             86,305
      Other                                          --              3,978                --              8,025
                                            -----------        -----------       -----------        -----------
          Total revenue                     $   603,395        $   741,749       $ 1,258,557        $ 1,422,383
                                            ===========        ===========       ===========        ===========
    GROSS MARGIN:
      Acquisition services                  $    37,461        $    58,831       $    85,846        $   115,435
      Life cycle services                        33,934             20,023            62,509             35,890
      Professional services                      17,589             22,854            32,394             38,986
      Other                                          --              3,946                --              7,921
                                            -----------        -----------       -----------        -----------
          Total gross margin                $    88,984        $   105,654       $   180,749        $   198,232
                                            ===========        ===========       ===========        ===========
    GROSS MARGIN PERCENTAGE:
      Acquisition services                          7.8%               9.4%              8.4%               9.6%
      Life cycle services                          42.3%              30.5%             39.4%              29.4%
      Professional services                        42.2%              48.5%             40.2%              45.2%
      Other                                          --               99.2%               --               98.7%
                                            -----------        -----------       -----------        -----------
         Total gross margin percentage             14.7%              14.2%             14.4%              13.9%
                                            ===========        ===========       ===========        ===========

    Selling, general and
        administrative expenses             $   110,185        $    79,701       $   205,086        $   153,159
          % of total revenue                       18.3%              10.7%             16.3%              10.8%

    Restructuring charges                   $    12,009        $        --       $    12,009        $        --

    Operating income (loss)                 $   (33,210)       $    25,953       $   (36,346)       $    45,073
          % of total revenue                       -5.5%               3.5%             -2.9%               3.2%


Three Months Ended October 31, 1998 as Compared to the Three Months Ended October 31, 1997

         Acquisition services. Revenue decreased 22.9% to $481.5 million for the three months ended October 31, 1998 from $624.9 million for the three months ended October 31, 1997. Gross margin decreased 36.3% to $37.5 million for the three months ended October 31, 1998 from $58.8 million for the three months ended October 31, 1997. The decrease in both revenue and gross margin is primarily a result of a significant decline in Average Sales Prices ("ASPs") for computers and an unusual inventory reserve charge of $3.0 million to record inventory to lower of cost or market due to the reduced price protection available from major vendors as part of the supply chain reengineering. In addition, manufacturer product shortages significantly curtailed customer orders and shipments partially due to the extended order-cycle time during the three months ended October 31, 1998 as part of the industry-wide supply chain re-engineering. Gross margin percentage decreased to 7.8% for the three months ended October 31, 1998 from 9.4% for the three months ended October 31, 1997. The decrease in gross margin percentage is primarily due to the revenue shortfall, which resulted in a decrease in vendor incentive funds from computer manufacturers, the inventory reserve charge discussed above and an increase in freight costs. In addition, Vanstar operates in a very aggressive price environment that will continue to put pressure on ASPs and gross margin. Any further decrease in ASPs, or vendor incentive funds or additional product shortages could have a material adverse effect on Acquisition services revenue and gross margin.

         Life Cycle services. Revenue increased 22.1% to $80.2 million for the three months ended October 31, 1998 from $65.7 million for the three months ended October 31, 1997. This increase was the result of increased demand for the Company's overall Life Cycle service offerings as an increased number of enterprises outsource a significant portion of network operations and support services to a single IT provider. Gross margin increased 69.5% to $33.9 million for the three months ended October 31, 1998 from $20.0 million for the three months ended October 31, 1997. Gross margin percentage increased to 42.3% for the three months ended October 31, 1998 compared with 30.5% for the three months ended October 31, 1997. The Company realized productivity benefits from its enhanced service delivery model and has been able to reduce direct labor costs as a percentage of revenue.

         Professional services. Revenue decreased 11.7% to $41.6 million for the three months ended October 31, 1998 from $47.2 million for the three months ended October 31, 1997. The decrease was a result of a high number of large project completions in the fourth quarter of the Company's last fiscal year and slower than expected sales and start-ups of new projects during the three months ended October 31, 1998. In addition, education services revenue decreased approximately $2.7 million for the three months ended October 31, 1998 compared to the three months ended October 31, 1997 primarily due to the sale of the classroom instruction portion of the education services business in January 1998 and the Company's August 1998 decision to exit the discrete training business. Excluding the impact of education services, revenue decreased $3.0 million or 7%. Gross margin decreased 23.0% to $17.6 million for the three months ended October 31, 1998 from $22.9 million for the three months ended October 31, 1997, primarily due to a decrease in revenue and in utilization rates. Gross margin percentage decreased to 42.2% for the three months ended October 31, 1998 from 48.5% for the three months ended October 31, 1997. The decrease in gross margin percentage was the result of higher direct labor costs as a percentage of revenue due to lower utilization rates during the period.

         Other. Revenue is zero for the three months ended October 31, 1998 compared to $3.9 million for the three months ended October 31, 1997 due to the elimination of the fees earned on the distribution agreement with ComputerLand, a subsidiary of Synnex. Pursuant to the distribution services agreement, the Company provided product distribution to franchises and affiliates of ComputerLand. That agreement terminated in January 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 38.2% to $110.2 million for the three months ended October 31, 1998 from $79.1 million for the three months ended October 31, 1997. The increase in selling, general and administrative expenses was primarily due to the unusual charges, not qualifying as restructuring charges, of $30.3 million recorded during the quarter, which consist primarily of the write-off of certain equipment and capitalized software, costs to liquidate excess spare parts and certain inventory adjustments. Capitalized software and lease costs of $9 million include the write-off of systems associated with the centralized dispatch and scheduling functions and obsolete hardware and software due to the upgrade of call technology implemented by the Company. The Company also liquidated excess spare parts due to the centralization of its spare parts management and the outsourcing of a substantial portion of its spare parts procurement and repair to a single vendor resulting in a net charge of $16.5 million. Inventory adjustments of $2.4 million include costs associated with the early return of certain inventory items to a major vendor in an effort to reduce interest expense. Other items of $2.4 million consist primarily of the incentive pay to retain certain employees during the restructuring activities and costs associated with the termination of certain marketing commitments. Excluding the impact of the unusual items, selling, general and administrative expenses increased 1% to $79.9 million for the three months ended October 31, 1998 from $79.1 million for the three months ended October 31, 1997. Selling, general and administrative expenses as a percentage of revenue increased to 18.3% for the three months ended October 31, 1998 from 10.7% for the three months ended October 31, 1997 due to a combination of the unusual charges incurred during the quarter and the decline in total revenue because expense levels are based, in part, on future anticipated revenue levels.

         Restructuring charges. The Company incurred restructuring charges of $12.0 million during the three months ended October 31, 1998 which includes the cost of involuntary employee separation benefits, facility closures and consolidations, and related costs associated with business realignment and restructuring actions. Facility closure costs are approximately $6.0 million and include future lease payments, costs to abandon or dispose of property and equipment and capitalized software net of estimates of sublease revenues and disposal values. Employee separation benefits are approximately $3.0 million and include severance, medical and other benefits for approximately 250 permanent full-time employees. Business realignment costs relate to the decision to exit the discrete training business as the Company focuses on its core competencies as part of the realignment of the Company into two distinct operating units contract termination costs and other related costs and are approximately $3.0 million.

         Operating income (loss). The Company incurred an operating loss of ($33.2) million for the three months ended October 31, 1998 compared to operating income of $26.0 million for the three months ended October 31, 1997 as a result of the factors discussed above. Operating income (loss) as a percentage of total revenue decreased to (5.5%) for the three months ended October 31, 1998 from 3.5% for the three months ended October 31, 1997.

         Financing expenses, net. Financing expenses, net for the three months ended October 31, 1998 and 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC and net expenses associated with the Company's Securitization Facility. Financing expenses decreased 13.6% to $6.9 million for the three months ended October 31, 1998 from $7.9 million for the three months ended October 31, 1997 due to lower average borrowings and lower interest rates. The decrease in borrowings was primarily due to reduced inventory levels that are financed primarily under the IBMCC agreement.

         Taxes. The effective tax rate for the three months ended October 31, 1998 was 11% compared to 36% for the three months ended October 31, 1997. The decrease in the effective tax rate is due to an adjustment to the income liability account and an increase in valuation reserves on deferred income taxes. At October 31, 1998 and April 30, 1998, the Company has recorded net deferred tax assets of $20.4 million and $20.6 million, respectively. The net deferred tax asset at October 31, 1998 is net of a $5.0 million valuation allowance due to the uncertainty of the realization of the deferred tax assets. The full realization of the net deferred tax assets carried at October 31, 1998 is dependent upon the Company's achieving sufficient future pretax earnings. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

         Distributions on convertible preferred securities of trust, net of tax. In October 1996, the Trust issued 4,025,000 Preferred Securities as part of a refinancing plan directed at reducing the Company's overall interest costs. Distributions on Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security and are included in "Distributions on convertible preferred securities of Trust, net of income taxes" in the Consolidated Statements of Income (see note 4 of Notes to Consolidated Financial Statements).


Six Months Ended October 31, 1998 as Compared to the Six Months Ended October 31, 1997

         Acquisition services. Revenue decreased 15.5% to $1,019.3 million for the six months ended October 31, 1998 from $1,206.1 million for the six months ended October 31, 1997. Gross margin decreased 25.6% to $85.8 million for the six months ended October 31, 1998 from $115.4 million for the six months ended October 31, 1997. The decrease in both revenue and gross margin is primarily a result of a significant decline in ASPs for computers and the inventory reserve charge of $3.0 million previously discussed. In addition, manufacturer product shortages during the six months ended October 31, 1998 significantly curtailed customer orders and shipments during the period. Gross margin percentage decreased to 8.4% for the six months ended October 31, 1998 from 9.6% for the six months ended October 31, 1997. The decrease in gross margin percentage is primarily due to the revenue shortfall, which resulted in a decrease in vendor incentive funds from computer manufacturers, additional inventory reserve charge, and an increase in freight costs. In addition, Vanstar operates in a very aggressive price environment that will continue to put pressure on ASPs and gross margin. Any further decreases in ASPs, decrease in vendor incentive funds or additional product shortages could have a material adverse effect on Acquisition services revenue and gross margin.

         Life Cycle services. Revenue increased 30.2% to $158.7 million for the six months ended October 31, 1998 from $121.9 million for the six months ended October 31, 1997. This increase was the result of increased demand for the Company's overall Life Cycle service offerings as an increased number of enterprises outsource a significant portion of network operations and support services to a single IT provider. Gross margin increased 74.2% to $62.5 million for the six months ended October 31, 1998 from $35.9 million for the six months ended October 31, 1997. Gross margin percentage increased to 39.4% for the six months ended October 31, 1998 compared with 29.4% for the six months ended October 31, 1997. The Company realized productivity benefits from its enhanced service delivery model and has been able to reduce direct labor costs as a percentage of revenue.

         Professional services. Revenue decreased 6.7% to $80.6 million for the six months ended October 31, 1998 from $86.3 million for the six months ended October 31, 1997. The decrease was a result of a high number of large project completions in the fourth quarter of the Company's last fiscal year and slower than expected sales and start-ups of new projects during the six months ended October 31, 1998. In addition, education services revenue decreased approximately $4.7 million for the six months ended October 31, 1998 compared to the six months ended October 31, 1997, primarily due to the sale of the classroom instruction portion of the education services business in January 1998 and the Company's August 1998 decision to exit the discrete training business. Excluding the impact of education services, revenue decreased $1.1 million or 1.4%. Gross margin decreased 16.9% to $32.4 million for the six months ended October 31, 1998 from $39.0 million for the six months ended October 31, 1997 primarily due to a decrease in revenue and utilization rates. Gross margin percentage decreased to 40.2% for the six months ended October 31, 1998 from 45.2% for the six months ended October 31, 1997. The decrease in gross margin percentage was the result of higher direct labor costs as a percentage of revenue due to lower utilization rates during the period.

         Other. Revenue is zero for the six months ended October 31, 1998 compared to $8.0 million for the six months ended October 31, 1997 due to the elimination of the fees earned on the distribution agreement with ComputerLand, a subsidiary of Synnex. Pursuant to the distribution services agreement, the Company provided product distribution to franchises and affiliates of ComputerLand. That agreement terminated in January 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 33.8% to $205.1 million for the six months ended October 31, 1998 from $153.2 million for the six months ended October 31, 1997. The increase in selling, general and administrative expenses was primarily due to the unusual charges not qualifying as restructuring charges of $30.3 million recorded during the most recent quarter, as discussed above. Excluding the impact of the unusual items, selling, general and administrative expenses increased 14.0% to $174.8 million for the six months ended October 31, 1998 from $153.2 million for the six months ended October 31, 1997. The increase is primarily due to an increase in indirect labor to support the increase in service revenue as a percent of total revenue. Selling, general and administrative expenses as a percentage of revenue increased to 16.3% for the six months ended October 31, 1998 from 10.8% for the six months ended October 31, 1997 due to a combination of the unusual charges incurred during the quarter and the decline in total revenue because expense levels are based, in part, on future anticipated revenue levels.

         Restructuring charges. The Company incurred restructuring charges of $12.0 million during the six months ended October 31, 1998 as discussed above.

         Operating income (loss). The Company incurred an operating loss of ($36.3) million for the six months ended October 31, 1998 compared to operating income of $45.1 million for the six months ended October 31, 1997 as a result of the factors discussed above. Operating income (loss) as a percentage of total revenue decreased to (2.9%) for the six months ended October 31, 1998 from 3.2% for the six months ended October 31, 1997.

         Financing expenses, net. Financing expenses, net for the six months ended October 31, 1998 and 1997 represents primarily interest incurred on borrowings under the Company's financing agreement with IBMCC and net expenses associated with the Company's Securitization Facility. Financing expenses increased 24.2% to $16.6 million for the six months ended October 31, 1998 from $13.3 million for the six months ended October 31, 1997 due to higher average borrowings partially offset by lower interest rates. The increase in borrowings, which resulted in higher financing expenses, was due to the Company's purchasing significant quantities of inventory from manufacturers to take advantage of volume discounts. These inventory purchases were financed primarily under the IBMCC agreement. During the sixth months ended October 31, 1998, the Company has reduced borrowings under the agreements discussed above by approximately $174 million.

         Taxes. The effective tax rate for the six months ended October 31, 1998 was 17% compared to 36% for the six months ended October 31, 1997. The decrease in the effective tax rate is due to an adjustment to the income tax liability account and an increase in valuation reserves on deferred taxes. At October 31, 1998 and April 30, 1998, the Company has recorded net deferred tax assets of $20.4 million and $20.6 million, respectively. The net deferred tax asset at October 31, 1998 is net of a $5.0 million valuation allowance due to the uncertainty of the realization of the deferred tax assets. The full realization of the net deferred tax assets carried at October 31, 1998 is dependent upon the Company's achieving sufficient future pretax earnings. Although realization is not assured, management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.

         Distributions on convertible preferred securities of trust, net of tax. In October 1996, the Trust issued 4,025,000 Preferred Securities as part of a refinancing plan directed at reducing the Company's overall interest costs. Distributions on Preferred Securities accrue at an annual rate of 6 3/4% of the liquidation value of $50 per security and are included in "Distributions on convertible preferred securities of Trust, net of income taxes" in the Consolidated Statements of Income (see note 4 of Notes to Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

         The pending InaCom merger will result in the acceleration of all amounts outstanding under the Company's financing agreement with IBMCC and the Securitization Facility, which will then be immediately due, unless the Company obtains waivers or consents from, or makes other arrangements with, IBMCC and certain parties associated with the Securitization Faciltiy. In addition, due to certain cross-default provisions, the Company's $207.5 million aggregate principal amount of Debentures due 2016 issued to the Trust in connection with the Trust's sale of the Preferred Securities could become due and payable if the Company defaults on one or more of the obligations noted above. No effect of a change in control is reflected in the accompanying unaudited consolidated financial statements.

         During the six months ended October 31, 1998, the Company used cash generated from operations, including sales of certain of its trade receivables, to fund its operations, working capital requirements, payments on its long-term debt and purchases of capital equipment.

         Effective December 20, 1996, the Company established the Securitization Facility, which currently provides the Company with up to $175 million in available credit. Pursuant to the Securitization Facility, the Company, through a wholly owned subsidiary, sells an undivided percentage ownership interest in the Pooled Receivables. As of October 31, 1998, the proceeds of the sales totaled $170 million.

         The Company's operating activities provided cash of $160.7 million for the six months ended October 31, 1998 as a result of decreases in both accounts receivable and inventories, partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily a result of decreased sales during the quarter ended October 31, 1998. The decrease in inventory was a result of the Company's transitioning to a "Build-to-Order" delivery model as part of the supply chain reengineering by the manufacturers. The decrease in accounts payable was primarily funded through the short-term line of credit.

         During the six months ended October 31, 1998, the Company used cash of $12.6 million for capital expenditures. The Company plans to make additional investments in its automated systems and its capital equipment throughout the remainder of fiscal year 1999.

         The Company currently has a $350 million line of credit under its financing agreement with IBMCC. At October 31, 1998 the Company had $241.5 million outstanding under that facility, of which $76.9 million is included in accounts payable and $164.6 million is classified as short-term borrowings. Borrowings under the line of credit are subject to certain borrowing base limitations and are secured by portions of the Company's inventory, accounts receivable, and certain other assets. As of October 31, 1998 amounts borrowed under the line of credit bear interest at a rate generally equal to the London Interbank Offered Rate plus 1.6% (representing a rate of 7.3% at October 31,
1998). The line of credit is currently scheduled to expire March 31, 1999.

         The Company believes that future cash generated from operations, together with cash available through its financing agreement with IBMCC and from the Securitization Facility, will be sufficient to meet its cash requirements through at least fiscal year 1999.

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

(4)   Testing each Production Grouping.

(5)   Implementing each Production Grouping.

         The Company has completed the first two phases of the plan and has completed a significant portion of phases three through five. In addition, most of the Company's systems are already Year-2000-Compliant. The Company hopes to complete all five phases of the plan by mid-1999.

         The Company expects to implement successfully the systems and programming changes necessary to address the Year-2000 Issue and does not expect the total costs associated with that implementation to be material to the Company's financial position or results of operations over the term of the project. Vanstar's management believes that the most reasonably likely worst case scenario is that a small number of vendors will be unable to supply component parts for a short time after January 1, 2000, resulting in a disruption of product shipments and related services to Vanstar's customers. Vanstar believes that those problems could be addressed without any material adverse impact on its operations and intends to develop, modify and implement appropriate contingency plans as it becomes aware of any such vendors and the nature and magnitude of their respective Year 2000 Issues. To the extent than any Year 2000 Issues beyond Vanstar's perceived worst case scenario described above materialize and Vanstar is unable to timely develop an appropriate contingency plan, those problems could have a material impact on Vanstar's operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 8, 1998, as a condition and an inducement to the parties' entering into the Merger Agreement, the Company granted InaCom an option to purchase up to 8,709,623 shares (subject to certain anti-dilution adjustments) of Common Stock at an exercise price of $9.125 per share (the "Vanstar Option"), and InaCom granted the Company an option to purchase up to 3,336,689 shares (subject to certain anti-dilution adjustments) of InaCom Common Stock at an exercise price of $17.375 per share. The Company issued the Vanstar Option in reliance on the exemption in Section 4(2) of the Securities Act of 1933, as amended.

     The Vanstar Option is exercisable only upon the occurrence of all of the following events: (1) the Merger Agreement is terminated and, as a result of the termination, a fee is payable by the Company to InaCom under the Merger Agreement; (2) before the termination, a third party makes a proposal for an acquisition transaction for the Company; and (3) either before or within 12 months following the termination, the Company's stockholders approve that acquisition transaction. The Vanstar Option remains in effect until the earliest of the following: (1) the effective time of the merger; (2) the date on which the Merger Agreement is properly terminated, except when a termination fee is payable by Vanstar to InaCom pursuant to the Merger Agreement and before that termination a third party makes an acquisition proposal for the Company; and (3) 13 months after the Merger Agreement is terminated. The exercise period may be extended if the Vanstar Option is not exercisable by reason of certain governmental judgments, decrees, orders, laws or regulations. Notwithstanding the termination of the Vanstar Option, the Company is entitled to repurchase the shares of Common Stock with respect to which InaCom exercised the Vanstar Option prior to the termination.

     The Company has the right of first refusal to purchase shares of Common Stock acquired by InaCom under the Vanstar Option at the price and on the terms offered by a third party for those shares.

     The Company may also repurchase, or InaCom may require the repurchase of, the Vanstar Option (during the time it is exercisable) or the shares issued upon the exercise thereof. Subject to certain profit limitations, (1) the repurchase price of the Vanstar Option will equal the difference between the exercise price of the Vanstar Option and the market price of the underlying shares and (2) the repurchase price of the shares acquired upon the exercise of the Vanstar Option will be based on an average of sale prices on the New York Stock Exchange or, in the event of an acquisition proposal for the Company, the highest price to be paid per share in the acquisition proposal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Stockholders was held on September 9, 1998. Three items of business were acted upon at the meeting: (1) the election of eight directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; (2) approval of an amendment to the Company's 1996 Stock Option/Stock Issuance Plan, as amended (the "1996 Option Plan"), increasing the number of shares subject to grant under the 1996 Option Plan from 3,300,000 shares to 6,300,000 shares; and
(3) approval of an amendment to the Company's Employee Stock Purchase Plan (the "ESPP") increasing the number of shares subject to grant under the ESPP from 1,000,000 shares to 2,000,000 shares.

         The results of the voting for the election of directors were as follows:

   NOMINEE                      VOTES FOR        VOTES WITHHELD        ABSTENTIONS       BROKER NONVOTES
   -------                      ---------        --------------        -----------       ---------------
   John W. Amerman             33,858,493            167,690                0                   0
   Richard H. Bard             33,860,536            165,647                0                   0
   Stewart K.P. Gross          33,863,733            162,450                0                   0
   William H. Janeway          33,861,576            164,607                0                   0
   John R. Oltman              33,862,943            163,240                0                   0
   William Y. Tauscher         33,840,724            185,459                0                   0
   John L. Vogelstein          33,634,606            391,577                0                   0
   Josh S. Weston              33,861,629            164,554                0                   0

         Accordingly, each of the eight nominees received a plurality of the votes cast and was elected.


         The results of the voting on the approval of the amendment to increase the number of shares subject to grant under the 1996 Option Plan from 3,300,000 shares to 6,300,000 shares were as follows:

           VOTES FOR         VOTES AGAINST         ABSTENTIONS        BROKER NONVOTES
           ---------         -------------         -----------        ---------------
          24,098,989           3,737,227              61,748                  0


         Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the amendment to the 1996 Option Plan was approved.


         The results of the voting on the approval of the amendment to increase the number of shares subject to grant under the ESPP from 1,000,000 shares to 2,000,000 shares were as follows:

           VOTES FOR         VOTES AGAINST         ABSTENTIONS        BROKER NONVOTES
           ---------         -------------         -----------        ---------------
          27,269,952             514,470              56,642                  0


         Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the amendment to the ESPP was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

         Exhibit
           No.             Description
         -------           -----------
            2              Agreement and Plan of Merger, dated as of October 8,
                           1998, among InaCom Corp. ("InaCom"), InaCom
                           Acquisition, Inc. and the Registrant (incorporated
                           herein by reference from Exhibit 99.1 to the Current
                           Report on Form 8-K, dated October 9, 1998, filed by
                           InaCom (Commission File Number 0-16114) (the "InaCom
                           8-K")). Certain schedules and exhibits to the
                           Agreement and Plan of Merger have been omitted. The
                           Registrant will furnish supplementally a copy of any
                           omitted schedule or exhibit to the Commission upon
                           request.

           10.1* Separation and Consulting Agreement between Jay Amato and the Registrant.

           10.2*           Amendment No. 10 to the Second Amended and Restated
                           Financing Program Agreement, dated October 30, 1998, between the Registrant and IBM Credit Corporation.

           27*             Financial Data Schedule

           99.1 Stock Option Agreement, dated as of October 8, 1998, between the Registrant, as grantor, and InaCom, as grantee (incorporated by reference from Exhibit 99.4 to the InaCom 8-K).

           99.2 Stock Option Agreement dated as of October 8, 1998, between InaCom, as grantor, and the Registrant, as grantee (incorporated by reference from Exhibit 99.3 to the InaCom 8-K).

           99.3 Stock Voting Agreement, dated as of October 8, 1998, among Warburg, Pincus Capital Company, L.P., InaCom and the Registrant (incorporated by reference from Exhibit 99.2 to the InaCom 8-K).

           99.4 Form of Stock Voting Agreements entered into by the directors of InaCom, InaCom and the Registrant
                           (incorporated by reference from Exhibit 99.6 to the Schedule 13D, dated October 19, 1998, filed by the
                           Registrant).

           99.5 Form of Stock Voting Agreements entered into by the directors of the Registrant, InaCom and the Registrant (incorporated by reference from Exhibit 6 to the Schedule 13D, dated October 18, 1998, filed by InaCom).

         * Filed herewith


B. REPORTS ON FORM 8-K

         During the quarter ended October 31, 1998, the Company filed a Current Report on Form 8-K, dated October 8, 1998, reporting the execution of the Merger Agreement with InaCom under "Item 5. Other Events."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VANSTAR CORPORATION




Dated: December 15, 1998            By:     /s/ Kauko Aronaho
                                          -------------------------------------
                                    Name:   Kauko Aronaho
                                    Title:  Senior Vice President and Chief
                                            Financial Officer

                              VANSTAR CORPORATION

                                 EXHIBIT INDEX


Exhibit
  No.       Description
-------     -----------
  2         Agreement and Plan of Merger, dated as of October 8, 1998, among
            InaCom Corp. ("InaCom"), InaCom Acquisition, Inc. and the Registrant
            (incorporated herein by reference from Exhibit 99.1 to the Current
            Report on Form 8-K, dated October 9, 1998, filed by InaCom
            (Commission File Number 0-16114) (the "InaCom 8-K")). Certain
            schedules and exhibits to the Agreement and Plan of Merger have been omitted. The Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

 10.1*      Separation and Consulting Agreement between Jay Amato and the
            Registrant.

 10.2*      Amendment No. 10 to the Second Amended and Restated Financing
            Program Agreement, dated October 30, 1998, between the Registrant and IBM Credit Corporation.

 27*        Financial Data Schedule

 99.1       Stock Option Agreement, dated as of October 8, 1998, between the
            Registrant, as grantor, and InaCom, as grantee (incorporated by reference from Exhibit 99.4 to the InaCom 8-K).


 99.2       Stock Option Agreement dated as of October 8, 1998, between
            InaCom, as grantor, and the Registrant, as grantee (incorporated by reference from Exhibit 99.3 to the InaCom 8-K).

 99.3       Stock Voting Agreement, dated as of October 8, 1998, among Warburg,
            Pincus Capital Company, L.P., InaCom and the Registrant
            (incorporated by reference from Exhibit 99.2 to the InaCom 8-K).

 99.4 Form of Stock Voting Agreements entered into by the directors of InaCom, InaCom and the Registrant (incorporated by reference from Exhibit 99.6 to the Schedule 13D, dated October 19, 1998, filed by the Registrant).

 99.5 Form of Stock Voting Agreements entered into by the directors of the Registrant, InaCom and the Registrant (incorporated by reference from Exhibit 6 to the Schedule 13D, dated October 18, 1998, filed by
            InaCom).

*  Filed herewith