Form 10-K/A
period 1998-04-30
VANSTAR CORP
filed 1999-01-15
CIK 1004939

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

                        2575 Westside Parkway, Suite 500
                            Alpharetta, Georgia 30004
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 619-6000

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class              Name of each exchange on which registered
Common Stock, $0.001 par value                New York Stock Exchange
      ("Common Stock")

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") filed with the Securities and Exchange Commission, are incorporated by reference into Part III hereof.


                                  Page 1 of 55
                         Exhibit Index begins on Page 53

                               VANSTAR CORPORATION
                               INDEX TO FORM 10-K




                                                                                                     Page
                                                      PART I
   ITEM 1.         BUSINESS                                                                            3
   ITEM 2.         PROPERTIES                                                                         15
   ITEM 3.         LEGAL PROCEEDINGS                                                                  15
   ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                15

                                                      PART II
   ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              16
   ITEM 6.         SELECTED FINANCIAL DATA                                                            17
   ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                                                         20
   ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         25
   ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                        26
   ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE                                                                         48

                                                     PART III
   ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                 48
   ITEM 11.        EXECUTIVE COMPENSATION                                                             48
   ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     48
   ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     48

                                                      PART IV
   ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                   49

                   SIGNATURES                                                                         52



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


----------------------------------------------------------------------------------------------------------
BUSINESS GROUP                      DESCRIPTION                         SERVICES
----------------------------------------------------------------------------------------------------------
Professional Services               New network infrastructure and      -        Design and Consulting
                                    migration to new technologies       -        Enhancement and Migration
                                                                        -        Education Services
----------------------------------------------------------------------------------------------------------
Life Cycle Services                 Day-to-day IT operations            -        Operation and Support
----------------------------------------------------------------------------------------------------------
Acquisition Services                Product acquisition and             -        Acquisition and
                                    configuration                                Deployment
----------------------------------------------------------------------------------------------------------


PROFESSIONAL SERVICES

         Vanstar's Professional Services Organization ("PSO") has built a track record in providing design, consulting, integration, deployment and migration services for the distributed network infrastructures that maximize a client's IT investment, while leveraging PSO's expertise in four key technical disciplines - scalability, security, reliability, and flexibility. The Company's unique engagement methodology, while integrating key stages of IT assessment and development for a seamless solution, accommodates client entry at any stage of the engagement. This methodology helps to reduce the cost, risk, and disruption of changing technology platforms. With a full-time staff and contractors of approximately 1,500, PSO offers an organization of highly experienced consultants and engineers with backgrounds ranging from management consulting to network engineering.

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

                                                          High           Low
                                                      ------------   ------------
   Fiscal Year Ended April 30, 1998:
      Fourth Quarter                                  $     16 1/4   $     11 1/4
      Third Quarter                                         16             11
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

                  (Dollars in thousands, except per share data)

                                                                                                     Seven
                                                                                                     Months
                                               Year Ended April 30,                                  Ended          Year Ended
                                    ----------------------------------------------------------      April 30,      September 30,
                                       1998            1997            1996            1995           1994              1993
                                    ----------      ----------      ----------      ----------      ---------      ------------
INCOME STATEMENT DATA: (5)
Revenue                             $2,838,802      $2,214,786      $1,884,635      $1,430,585      $ 603,451       $ 1,119,704
Gross margin                           414,684         323,330         260,621         214,205         98,829           181,411
Operating income (loss)                101,382          67,356          43,774          28,650            208            (1,426)
Income (loss) from
    continuing operations (1)           44,859          33,951           7,514           1,752         (6,392)          (17,645)
Net income (loss)                       35,947          28,807          16,708           1,752         45,147            (3,140)
Income (loss) from continuing
  operations per share (2)(4)
          Basic                           0.83            0.68            0.22            0.06           (.51)            (1.68)
          Diluted                         0.81            0.66            0.21            0.05           (.21)            (1.34)
Income (loss) per share (2)(4)
          Basic                           0.83            0.68            0.50            0.06           3.47             (0.52)
          Diluted                         0.81            0.66            0.47            0.05           1.40             (0.42)

                                                                     April 30,
                                    -------------------------------------------------------------------------      September 30,
                                       1998             1997           1996            1995           1994              1993
                                    ----------      ----------      ----------      ----------      ---------       -----------
BALANCE SHEET DATA: (5)
Total assets                        $1,095,764      $  761,423      $  830,008      $  720,969      $ 618,705       $   581,771
Short-term borrowings                  308,351          74,402               -               -        262,783           194,660
Current maturities of
    long-term debt                       5,800           4,785           2,926           8,415         12,985            23,954
Long-term debt, less
    current maturities                   2,337           5,946         302,277         349,528         12,212            16,139
Company-obligated
    mandatorily redeemable
    convertible preferred
    securities of subsidiary
    trust holding solely
    convertible subordinated
    debt securities of the
    company (3)                        194,739         194,518               -               -              -                 -
Redeemable preferred stock
    and accrued dividends                    -               -               -               -          4,777             4,464
Total stockholders' equity             207,948         166,971         126,043          22,118         24,921            12,698

(1) Represents income from continuing operations before distributions on preferred securities of Trust of $8.9 million and $5.1 million (net of applicable taxes) for the years ended April 30, 1998 and 1997, respectively.
(2) Earnings per share for the fiscal years ended April 30, 1996 and 1995 are presented giving effect to the conversion of all outstanding shares of Preferred Stock into Common Stock and the exchange of all outstanding warrants for shares of Common Stock in connection with the Company's initial public offering on March 11, 1996, as if the conversion had occurred at the later of the beginning of fiscal year 1995 or the issuance date of the respective security.
(3) The sole asset of the Trust is $207.5 million aggregate principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due year 2016.
(4) Effective during the year ended April 30, 1998, the Company adopted FASB Statement No. 128, Earnings per Share ("Statement 128"). The Company has restated all prior periods to reflect the change in method required by Statement 128.
(5) The Company has restated its financial statements for the three years ended April 30, 1998 to reflect the pooling-of-interests acquisitions of Mentor and CDS. The selected financial data was derived from the audited consolidated financial statements as restated.

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

                  (Dollars in thousands, except per share data)


YEAR ENDED APRIL 30, 1998
                                                4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                -----------    -----------    -----------    -----------
REVENUE:
    Acquisition services                          $585,250       $575,606       $624,899       $581,249
    Life cycle services                             80,898         72,889         65,711         56,194
    Professional services                           43,095         43,195         42,470         35,053
    Other                                            3,812         11,674          8,669          8,138
                                                  --------       --------       --------       --------
      Total revenue                                713,055        703,364        741,749        680,634
                                                  ========       ========       ========       ========

GROSS MARGIN:
    Acquisition services                            59,012         56,161         58,831         56,604
    Life cycle services                             30,096         24,882         20,023         15,867
    Professional services                           18,975         18,353         20,791         14,692
    Other                                            1,863          7,110          6,009          5,415
                                                  --------       --------       --------       --------
      Total gross margin                           109,946        106,506        105,654         92,578
                                                  ========       ========       ========       ========

GROSS MARGIN PERCENTAGE:
    Acquisition services                              10.1%           9.8%           9.4%           9.7%
    Life cycle services                               37.2%          34.1%          30.5%          28.2%
    Professional services                             44.0%          42.5%          49.0%          41.9%
    Other                                             48.9%          60.9%          69.3%          66.5%
                                                  --------       --------       --------       --------
      Total gross margin percentage                   15.4%          15.1%          14.2%          13.6%
                                                  ========       ========       ========       ========

Selling, general and administrative expenses        82,281         77,862         79,701         73,458
    % of total revenue                                11.5%          11.1%          10.7%          10.8%

Operating income                                    27,665         28,644         25,953         19,120
    % of total revenue                                 3.9%           4.1%           3.5%           2.8%
                                                  --------       --------       --------       --------
NET INCOME                                        $  9,630       $ 10,457       $  9,300       $  6,560
                                                  ========       ========       ========       ========

BASIC EARNINGS PER SHARE                          $   0.22       $   0.24       $   0.22       $   0.15
                                                  ========       ========       ========       ========

DILUTED EARNINGS PER SHARE                        $   0.22       $   0.24       $   0.21       $   0.15
                                                  ========       ========       ========       ========

YEAR ENDED APRIL 30, 1997
(as Restated See Note 16)                       4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                                -----------    -----------    -----------    -----------
REVENUE:
    Acquisition services                          $457,656       $438,587       $469,627       $499,039
    Life cycle services                             50,697         47,944         50,563         49,907
    Professional services                           31,208         30,555         27,600         21,698
    Other                                            8,640         10,456         10,544         10,065
                                                  --------       --------       --------       --------
      Total revenue                                548,201        527,542        558,334        580,709
                                                  ========       ========       ========       ========

GROSS MARGIN:
    Acquisition services                            45,746         43,494         47,111         49,354
    Life cycle services                             17,444         16,762         17,399         18,379
    Professional services                            9,126          9,995         12,273          8,417
    Other                                            5,577          6,417          8,019          7,817
                                                  --------       --------       --------       --------
      Total gross margin                            77,893         76,668         84,802         83,967
                                                  ========       ========       ========       ========

GROSS MARGIN PERCENTAGE:
    Acquisition services                              10.0%           9.9%          10.0%           9.9%
    Life cycle services                               34.4%          35.0%          34.4%          36.8%
    Professional services                             29.2%          32.7%          44.5%          38.8%
    Other                                             64.5%          61.4%          76.1%          77.7%
                                                  --------       --------       --------       --------
      Total gross margin percentage                   14.2%          14.5%          15.2%          14.5%
                                                  ========       ========       ========       ========

Selling, general and administrative expenses        68,960         60,489         63,453         63,072
    % of total revenue                                12.6%          11.5%          11.4%          10.9%

Operating income                                     8,933         16,179         21,349         20,895
    % of total revenue                                 1.6%           3.1%           3.8%           3.6%
                                                  --------       --------       --------       --------
NET INCOME                                        $  1,632       $  7,521       $ 10,423       $  9,231
                                                  ========       ========       ========       ========

BASIC EARNINGS PER SHARE                          $    .04       $    .18       $    .25       $    .22
                                                  ========       ========       ========       ========

DILUTED EARNINGS PER SHARE                        $    .04       $    .17       $    .24       $    .21
                                                  ========       ========       ========       ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has restated its financial statements for the three years ended April 30, 1998 to reflect the pooling-of-interests acquisitions of Mentor Technologies and CDS (see Note 16 of notes to consolidated financial statements). Those financial statements are set forth below, together with a revised Management's Discussion and Analysis of Financial Condition and Results of Operations and other supplemental financial information for such periods.

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

         The following table sets forth, for the periods indicated, the Company's (i) total revenue, gross margin and gross margin percentage by revenue source, (ii) selling, general and administrative expenses in total and as a percentage of total revenue and (iii) operating income in total and as a percentage of total revenue:

                             (Dollars in thousands)

                                                             YEAR ENDED APRIL 30,
                                                  --------------------------------------------
                                                     1998             1997             1996
                                                  ----------       ----------       ----------
REVENUE:
   Acquisition services                           $2,367,004       $1,864,909       $1,632,375
   Life cycle services                               275,692          199,111          158,650
   Professional services                             163,813          111,061           58,127
   Other                                              32,293           39,705           35,483
                                                  ----------       ----------       ----------
       Total revenue                              $2,838,802       $2,214,786       $1,884,635
                                                  ==========       ==========       ==========

GROSS MARGIN:
   Acquisition services                           $  230,608       $  185,705       $  153,302
   Life cycle services                                90,868           69,984           56,923
   Professional services                              72,811           39,811           23,013
   Other                                              20,397           27,830           27,383
                                                  ----------       ----------       ----------
       Total gross margin                         $  414,684       $  323,330       $  260,621
                                                  ==========       ==========       ==========

GROSS MARGIN PERCENTAGE
   Acquisition services                                  9.7%            10.0%             9.4%
   Life cycle services                                  33.0%            35.2%            35.9%
   Professional services                                44.4%            35.8%            39.6%
   Other                                                63.2%            70.1%            77.2%
                                                  ----------       ----------       ----------
       Total gross margin percentage                    14.6%            14.6%            13.8%
                                                  ==========       ==========       ==========

Selling, general and administrative expenses      $  313,302       $  255,974       $  216,847
     % of total revenue                                 11.0%            11.6%            11.5%
Operating income                                  $  101,382       $   67,356       $   43,774
     % of total revenue                                  3.6%             3.0%             2.3%


Year Ended April 30, 1998 as Compared to the Year Ended April 30, 1997

         Acquisition services. Revenue increased 26.9% to $2.4 billion for the year ended April 30, 1998 from $1.9 billion for the year ended April 30, 1997 as a result of the Company's successful sales and marketing efforts, and increased sales resulting from the acquisitions of the Dataflex Regions and Sysorex. Gross margin increased 24.2% to $230.6 million for the year ended April 30, 1998 from $185.7 million for the year ended April 30, 1997. Gross margin percentage decreased to 9.7% for the year ended April 30, 1998 from 10.0% for the year ended April 30, 1997. The decrease in gross margin percentage was due to lower margins on sales to the federal government and the intense competition that exists in the product sales business. This was partially offset by an increase in vendor incentive funds. Vanstar operates in a very aggressive business environment that will continue to put pressure on unit pricing and gross margin received from product sales.

         Life cycle services. Revenue increased 38.5% to $275.7 million for the year ended April 30, 1998 from $199.1 million for the year ended April 30, 1997. This increase was the result of increased demand for the Company's overall life cycle service offerings. Gross margin increased 30.0% to $90.9 million for the year ended April 30, 1998 from $70.0 million for the year ended April 30, 1997. Gross margin percentage decreased to 33.0% for the year ended April 30, 1998 from 35.2% for the year ended April 30, 1997 primarily due to one-time implementation costs associated with the Life Cycle Services support system.

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

         Other. Revenue decreased 18.7% to $32.3 million for the year ended April 30, 1998 from $39.7 million for the year ended April 30, 1997 primarily due to a decrease in the fees earned on the distribution agreement with Synnex's subsidiary, Computerland, partially offset by proceeds from the sale of the classroom instruction portion of the Education Services business in January 1998. The Company completed its obligation under the Synnex agreement in January 1998. Gross margin decreased 26.7% to $20.4 million for the year ended April 30, 1998 from $27.8 million for the year ended April 30, 1997. Gross margin percentage decreased to 63.2% for the year ended April 30, 1998 from 70.1% for the year ended April 30, 1997 primarily as a result of a change in revenue mix. In fiscal year 1998 training-related revenue accounted for 68.7% of the total other services revenue compared to only 48.4% of the total other services revenue in fiscal year 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 22.4% to $313.3 million for the year ended April 30, 1998 from $256.0 million for the year ended April 30, 1997. Selling, general and administrative expenses as a percentage of total revenue decreased to 11.0% for the year ended April 30, 1998 from 11.6% for the year ended April 30, 1997. The increase in selling, general and administrative expenses was primarily due to the continued increase in services revenue as a percentage of total revenue (which carries higher selling, general and administrative expenses than product) and increases in the corporate infrastructure. This was partially offset by an increase in vendor incentive funds received. These vendor incentive funds are based principally on the attainment of certain sales activities or sales volumes of vendor's products. There can be no assurance that vendor incentive funds will continue at the levels experienced during the year ended April 30, 1998. A substantial reduction in these vendor funds available to the Company could have a material adverse effect on selling, general and administrative expenses as a percentage of revenue and future results of operations.

         Operating income. Operating income increased 50.5% to $101.4 million for the year ended April 30, 1998 from $67.3 million for the year ended April 30, 1997. Operating income as a percentage of total revenue increased to 3.6% for the year ended April 30, 1998 from 3.0% for the year ended April 30, 1997 as a result of the increase in total gross margin percentage and a reduction in selling, general and administrative expenses as a percentage of revenue.

         Interest income. Interest income decreased 67.5% to $1.2 million for the year ended April 30, 1998 from $3.7 million for the year ended April 30, 1997 primarily due to lower discounts taken.

         Financing expenses, net. Financing expenses, net for the year ended April 30, 1998 represents primarily interest incurred on borrowings under the Company's Financing Program Agreement with IBMCC and discounts and net expenses associated with the Securitization Facility. Financing expenses, net for the year ended April 30, 1997 represents primarily interest incurred on borrowings under the Financing Program Agreement and discounts and net expenses associated with the Securitization Facility beginning in December 1996. Financing expenses, net increased 79.7% to $32.5 million for the year ended April 30, 1998 from $18.1 million for the year ended April 30, 1997 due to higher average borrowings partially offset by lower interest rates. The increase in average borrowings was due to increases in inventories that were funded with short-term borrowings and additional funding requirements due to increased revenue.

         Taxes. The effective tax rate for the year ended April 30, 1998 and 1997 of 36% was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

Year Ended April 30, 1997 as Compared to the Year Ended April 30, 1996

         Acquisition services. Revenue increased 14.2% to $1.9 billion for the year ended April 30, 1997 from $1.6 billion for the year ended April 30, 1996 as a result of the Company's successful sales and marketing efforts, strengthened market position and increased sales resulting from the acquisition of the Dataflex Regions. Gross margin increased 21.1% to $185.7 million for the year ended April 30, 1997 from $153.3 million for the year ended April 30, 1996. Gross margin percentage increased to 10.0% for the year ended April 30, 1997 from 9.4% for the year ended April 30, 1996. The increase in gross margin percentage reflects the changing nature of the Company's relationships with its customers in moving toward long-term procurement service relationships as opposed to periodic commodity buying.

         Life cycle services. Revenue increased 25.5% to $199.1 million for the year ended April 30, 1997 from $158.7 million for the year ended April 30, 1996. This increase was the result of increased demand for the Company's overall life cycle service offerings. Gross margin increased 22.9% to $70.0 million for the year ended April 30, 1997 from $56.9 million for the year ended April 30, 1996. Gross margin percentage decreased to 35.2% for the year ended April 30, 1997 from 35.9% for the year ended April 30, 1996.

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

         Other. Revenue increased 11.9% to $39.7 million for the year ended April 30, 1997 from $35.5 million for the year ended April 30, 1996 due to an increase in training revenues primarily as a result of increased marketing efforts. Gross margin increased 1.6% to $27.8 million for the year ended April 30, 1997 from $27.4 million for the year ended April 30, 1996. Gross margin percentage decreased to 70.1% for the year ended April 30, 1997 from 77.2% for the year ended April 30, 1996 as the contribution of training revenues to total other services revenue increased.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 18.0% to $256.0 million for the year ended April 30, 1997 from $216.8 million for the year ended April 30, 1996. Selling, general and administrative expenses as a percentage of total revenue remained relatively constant for the year ended April 30, 1997 as compared to the year ended April 30, 1996. The increase in selling, general and administrative expenses was due to an increase in services revenue as a percentage of total revenue (which carries higher selling, general and administrative expenses than product), lower than expected product revenues and certain costs associated with resizing the Company to accommodate a reduction in the growth rate of the product business. These increases were partially offset by the reversal of certain amounts provided for in the original reserves established in connection with the sale of the Company's U.S. franchise business.

         Operating income. Operating income increased 53.9% to $67.4 million for the year ended April 30, 1997 from $43.8 million for the year ended April 30, 1996. Operating income as a percentage of total revenue increased to 3.0% for the year ended April 30, 1997 from 2.3% for the year ended April 30, 1996 as a result of the increase in total gross margin percentage.

         Interest income. Interest income decreased 32.9% to $3.7 million for the year ended April 30, 1997 from $5.5 million for the year ended April 30, 1996 due to lower interest earned on the Company's extended credit on certain of its trade receivables due from Merisel FAB plus lower discounts taken.

         Financing expenses, net. Financing expenses, net for the year ended April 30, 1997 represents primarily interest incurred on borrowings under the Company's Financing Program Agreement with IBMCC and discounts and net expenses associated with the Securitization Facility, which was established in December 1996. Financing expenses, net for the year ended April 30, 1996 represents primarily interest incurred on borrowings under the Financing Program Agreement. Financing expenses, net decreased 51.8% to $18.1 million for the year ended April 30, 1997 from $37.5 million for the year ended April 30, 1996 due to significantly lower average borrowings and lower interest rates. The reduced average borrowings that resulted in lower financing expenses were due to the issuance of the Debentures to the Trust in October 1996, the proceeds of which were used to repay borrowings under the Financing Program Agreement, combined with improved cash flow from increased profitability (see note 9 of notes to consolidated financial statements).

         Taxes. The effective tax rate for the year ended April 30, 1997 of 36% and 1996 of 37%, was different than the U.S. statutory rate of 35.0% primarily due to state tax provisions.

Deferred Tax Assets

         At April 30, 1998 and 1997, the Company has recorded net deferred tax assets of $17.4 million and $14.9 million, respectively. The full realization of the deferred tax assets carried at April 30, 1998 is dependent upon the Company's generating future pretax earnings. Management believes that sufficient taxable income will be generated from operations to realize the net deferred tax assets.


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

     As discussed in Note 16, the accompanying consolidated financial statements have been restated.

                                ERNST & YOUNG LLP


Atlanta, Georgia
June 3, 1998, except for Note 16, as to which the date is December 30, 1998.

                               VANSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                              (Restated - Note 16)


                                                                                  APRIL 30,
                                                                           ------------------------
                                                                              1998           1997
                                                                           ----------      --------
                                   ASSETS

Current assets:
     Cash                                                                  $    9,476      $  5,686
     Receivables, net of allowance for doubtful accounts of
          $8,262 at April 30, 1998 and $8,252 at April 30, 1997               342,752       183,005
     Inventories                                                              470,474       389,592
     Deferred income taxes                                                     17,387        14,855
     Prepaid expenses and other current assets                                 14,304         8,618
                                                                           ----------      --------
           Total current assets                                               854,393       601,756
Property and equipment, net                                                    53,303        39,240
Other assets, net                                                              81,272        63,775
Goodwill, net of accumulated amortization of $10,113 at April 30,
     1998 and $5,640 at April 30, 1997                                        106,796        56,652
                                                                           ----------      --------
                                                                           $1,095,764      $761,423
                                                                           ==========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $  290,187      $255,147
     Accrued liabilities                                                       63,590        34,392
     Deferred revenue                                                          21,869        24,601
     Short-term borrowings                                                    308,351        74,402
     Current maturities of long-term debt                                       5,800         4,785
                                                                           ----------      --------
           Total current liabilities                                          689,797       393,327
Long-term debt, less current maturities                                         2,337         5,946
Other long-term liabilities                                                       943           661

Commitments and contingencies

Company-obligated mandatorily redeemable convertible
     preferred securities of subsidiary trust holding solely
     convertible subordinated debt securities of the Company                  194,739       194,518



Stockholders' equity:
     Common stock, $.001 par value: 100,000,000 shares authorized,
          43,489,030 shares issued and outstanding at April 30, 1998,
          42,896,779 shares issued and outstanding at April 30, 1997               43            43
     Additional paid-in capital                                               132,940       126,163
     Retained earnings (since a deficit elimination of $78,448
          at April 30, 1994)                                                   74,965        40,765
                                                                           ----------      --------
           Total stockholders' equity                                         207,948       166,971
                                                                           ----------      --------
                                                                           $1,095,764      $761,423
                                                                           ==========      ========

           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                              (Restated - Note 16)


                                                                                YEAR ENDED APRIL 30,
                                                                   -----------------------------------------------
                                                                      1998               1997              1996
                                                                   -----------       -----------       -----------
Revenue:
   Acquisition services                                            $ 2,367,004       $ 1,864,909       $ 1,632,375
   Other services                                                      471,798           349,877           252,260
                                                                   -----------       -----------       -----------
     Total revenue                                                   2,838,802         2,214,786         1,884,635
                                                                   -----------       -----------       -----------

Cost of revenue:
   Acquisition services                                              2,136,396         1,679,202         1,479,073
   Other services                                                      287,722           212,254           144,941
                                                                   -----------       -----------       -----------
     Total cost of revenue                                           2,424,118         1,891,456         1,624,014
                                                                   -----------       -----------       -----------

Gross margin                                                           414,684           323,330           260,621

Selling, general and administrative expenses                           313,302           255,974           216,847
                                                                   -----------       -----------       -----------

OPERATING INCOME                                                       101,382            67,356            43,774

   Interest income                                                       1,198             3,719             5,539
   Financing expense, net                                              (32,485)          (18,082)          (37,488)
                                                                   -----------       -----------       -----------

Income from continuing operations before income taxes
     and distributions on preferred securities of Trust                 70,095            52,993            11,825

Income tax provision                                                   (25,236)          (19,042)           (4,311)
                                                                   -----------       -----------       -----------

Income from continuing operations before distributions
     on preferred securities of Trust                                   44,859            33,951             7,514
Gain on disposal of discontinued businesses
     (less income taxes of $5,400)                                           -                 -             9,194
Distributions on convertible preferred securities of Trust
     (less income taxes of $5,013 in 1998 and $2,893 in 1997)           (8,912)           (5,144)                -
                                                                   -----------       -----------       -----------
NET INCOME                                                         $    35,947       $    28,807       $    16,708
                                                                   ===========       ===========       ===========
EARNINGS PER SHARE:
     Basic:   Continuing operations                                        .83               .68               .22
              Discontinued operations                                        -                 -               .27
                                                                   -----------       -----------       -----------
                                                                   $       .83       $       .68       $       .50
                                                                   ===========       ===========       ===========
     Diluted: Continuing operations                                        .81               .66               .21
              Discontinued operations                                        -                 -               .26
                                                                   -----------       -----------       -----------
                                                                   $       .81       $       .66       $       .47
                                                                   ===========       ===========       ===========

COMMON SHARE AND EQUIVALENTS OUTSTANDING
     Basic                                                              43,180            42,388            33,665
                                                                   ===========       ===========       ===========
     Diluted                                                            44,388            43,977            35,503
                                                                   ===========       ===========       ===========

           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                              (Restated - Note 16)


                                                             COMMON STOCK,
                                                                FORMERLY                                       RETAINED
                                          PREFERRED STOCK    COMMON STOCK A     COMMON STOCK B      ADDITIONAL EARNINGS
                                         ----------------    --------------    -----------------     PAID-IN   (ACCUM.
                                          SHARES   AMOUNT    SHARES  AMOUNT    SHARES     AMOUNT     CAPITAL   DEFICIT)    TOTAL
                                         -------   ------    ------  ------    ------     ------   ----------- --------- ---------
BALANCE AT APRIL 30, 1995                 15,309   $  153    8,575     $ 9     3,708      $    4   $  25,087 $ (3,135)   $ 22,118


Redemption of Class A Common Stock             -        -     (103)      -         -           -           -        -           -

Issuance of warrants                           -        -        -       -         -           -         500        -         500
Conversion of Class F Preferred
     Stock and Senior Preferred Stock
     to Class A Common Stock             (15,309)    (153)  15,309      15         -           -         138        -           -
Conversion of Class B Common
     Stock to Class A Common Stock             -        -    3,708       4    (3,708)         (4)          -        -           -
Conversion of warrants to Class
     A Common Stock                            -        -    4,996       5         -           -          (5)       -           -
Issuance of Class A Common Stock               -        -    9,216       9         -           -      83,382        -      83,391
Accrued dividends forgiven-Senior
     Preferred Stock                           -        -        -       -         -           -       6,162        -       6,162
Exercise of stock options                      -        -       26       -         -           -         152        -         152
Net income                                     -        -        -       -         -           -           -   16,708      16,708
Dividends on preferred stock                   -        -        -       -         -           -           -   (2,988)     (2,988)
                                         -------   ------  -------     ---    ------      ------   --------- --------   ---------

BALANCE AT APRIL 30, 1996                      -        -   41,727      42         -           -     115,416   10,585     126,043

Issuance of Common Stock:
     Employee stock purchase plan              -        -      389       -         -           -       3,898        -       3,898
     Exercise of stock options,
          including income tax benefit         -        -      597       1         -           -       6,772        -       6,772
     Other                                     -        -      184       -         -           -          77        -          77
Unrealized holding gain on
     available-for-sale securities             -        -        -       -         -           -           -    1,373       1,373

Net income                                     -        -        -       -         -           -           -   28,807      28,807
                                         -------   ------  -------     ---    ------      ------   --------- --------   ---------

BALANCE AT APRIL 30, 1997                      -        -   42,897      43         -           -     126,163   40,765     166,971

Issuance of Common Stock:
     Employee stock purchase plan              -        -      407       -         -           -       4,767        -       4,767
     Exercise of stock options,
          including income tax benefit         -        -      236       -         -           -       2,010        -       2,010
     Business acquisitions and other           -        -      (51)      -         -           -                    -
Accumulated translation adjustment             -        -        -       -         -           -           -     (167)       (167)
Unrealized holding loss on
     available-for-sale securities             -        -        -       -         -           -           -   (1,580)     (1,580)
Net income                                     -        -        -       -         -           -           -   35,947      35,947
                                         -------   ------  -------     ---    ------      ------   --------- --------   ---------
BALANCE AT APRIL 30, 1998                      -   $    -   43,489     $43         -      $    -   $ 132,940 $ 74,965   $ 207,948
                                         =======   ======  =======     ===    ======      ======   ========= ========   =========










           See accompanying notes to consolidated financial statements

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                              (Restated - Note 16)


                                                                     YEAR ENDED APRIL 30,
                                                           ----------------------------------------
                                                             1998            1997            1996
                                                           ---------       ---------       --------
Cash Flows from Operating Activities:
    Net income                                             $  35,947       $  28,807       $ 16,523
    Adjustments:
       Depreciation and amortization                          27,129          17,739         10,621
       Deferred income taxes                                  (4,858)         16,149         10,029
       Provision for doubtful accounts                         1,300          (2,705)        14,500
       Noncash interest expense                                  244               -              -
       Gain on disposal of discontinued businesses                 -               -        (14,594)
       Changes in operating assets and liabilities:
          Receivables                                       (144,758)        157,874        (52,941)
          Inventories                                        (68,174)        (33,624)       (52,919)
          Prepaid expenses and other current assets           (8,812)         (6,170)        (2,254)
          Accounts payable                                    (2,205)        (56,499)        42,920
          Accrued and other liabilities                       12,726         (23,781)         5,311
                                                           ---------       ---------       --------
             Total adjustments                              (187,408)         68,983        (39,327)
                                                           ---------       ---------       --------
Net cash (used in) provided by operating activities         (151,461)         97,790        (22,804)

Cash Flows from Investing Activities:
    Capital expenditures                                     (40,372)        (25,224)       (22,077)
    Proceeds from sale of building                                 -           3,125              -
    Purchase of businesses, net of cash acquired             (34,161)        (36,726)        (1,435)
    Sales of businesses                                            -               -         14,594
    Investment in available-for-sale securities                    -         (10,073)             -
                                                           ---------       ---------       --------
Net cash used in investing activities                        (74,533)        (68,898)        (8,918)

Cash Flows from Financing Activities:
    Payments on long-term debt                               (10,121)        (25,262)        (8,536)
    Borrowings (repayments) under line of credit, net        233,949        (214,670)       (36,706)
    Proceeds from issuance of convertible preferred
       securities of Trust, net                                    -         194,320              -
    Issuance of common stock                                   5,956           6,901         84,044
                                                           ---------       ---------       --------
Net cash provided by (used in) financing activities          229,784         (38,711)        38,802
                                                           ---------       ---------       --------

Net increase (decrease) in cash                                3,790          (9,819)         7,080
Cash at beginning of the period                                5,686          15,505          8,425
                                                           ---------       ---------       --------
Cash at end of the period                                  $   9,476       $   5,686       $ 15,505
                                                           =========       =========       ========

                               VANSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                 (In thousands)
                              (Restated - Note 16)



                                                                                    YEAR ENDED APRIL 30,
                                                                            -------------------------------------
                                                                              1998           1997           1996
                                                                            --------       --------       -------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                           $ 18,636       $ 18,096       $40,540
         Discounts and net expenses on receivables securitization             12,086          3,275             -
         Distributions on preferred securities of Trust                       13,584          6,943             -
         Income taxes, net of refunds                                          5,144          3,386           625

Supplemental disclosure of noncash investing and financing activities:
     Equipment acquired under capital leases                                $  3,040       $  8,416       $ 4,341


     Dataflex Regions purchase:
          Fair value of assets acquired                                                    $ 46,889
          Cash paid, net of cash received                                                   (36,726)
                                                                                           --------
          Liabilities assumed                                                              $ 10,163
                                                                                           ========

     Sysorex purchase:
          Fair value of assets acquired                                     $ 85,448
          Cash paid, net of cash received                                    (32,486)
                                                                            --------
          Liabilities assumed                                               $ 52,962
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

      On September 4, 1996, the Company acquired Mentor Technologies, Ltd., an Ohio limited partnership ("Mentor Technologies") providing training and education services throughout the upper mid-western United States. A total of 300,000 shares of Common Stock (having an aggregate value on the closing date of approximately $6.0 million) were issued in connection with the acquisition. For the calendar year ended December 31, 1995, Mentor Technologies reported revenues of approximately $5.5 million. For the period from May 1, 1996 to September 4, 1996, Mentor Technologies had revenue and net income of $1,677,000 and $97,000, respectively.

      On December 16, 1996, the Company acquired Contract Data Services, Inc., a North Carolina corporation ("CDS"), in exchange for 904,866 shares of the Common Stock (having an aggregate value on the closing date of approximately $20.8 million). CDS provided outsourcing of integrated information technology services, related technical support services and procurement of computer hardware and software. For the fiscal year ended March 31, 1996, CDS reported total revenues of approximately $74.3 million. For the period from May 1, 1996 to December 16, 1996, CDS had revenue and net loss of $34,543,000 and $1,284,000, respectively.

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

                               VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


      The acquisitions of the Dataflex Regions, DCT and Sysorex were accounted for as purchases and the excess of the cost over the fair value of net assets acquired for each acquisition is being amortized on a straight line basis ranging from 20 to 25 years. The operations of these acquisitions are included in the consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations for the Sysorex acquisition as if it had occurred on May 1, 1996 and for the Dataflex Regions as if it had occurred on May 1, 1995.

                              Fiscal 1997        Fiscal 1996
                           ----------------   ---------------
        Revenues           $     2,324,558    $     2,031,035

        Net Income                  26,991             16,498

        Basic EPS                     0.64               0.49

        Diluted EPS                   0.61               0.46


      The acquisitions of Mentor Technologies and CDS were accounted for as pooling-of-interests business combinations. The consolidated balance sheets, statements of income, cash flows, and stockholders' equity were restated to reflect these acquisitions. In connection with these combinations, no adjustments of net assets were required to conform the accounting practices of either Mentor Technologies or CDS to those of the Company. The accounting treatment of the pooling-of-interest transactions are further discussed in Note 16.

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

                               VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

the sale by Merisel of substantially all of the assets of Merisel FAB to ComputerLand Corporation. The Company completed its obligation under that agreement in January 1998.

4.    INVENTORIES

      The composition of inventories at April 30, 1998 and 1997 is as follows (in thousands):


                                           1998          1997
                                         --------      --------
Inventory for resale                     $462,110      $386,664
Less reserve for obsolete inventory        10,135        12,586
                                         --------      --------
                                          451,975       374,078
Spare parts (current)                      18,499        15,514
                                         --------      --------
                                         $470,474      $389,592
                                         ========      ========

5.    PROPERTY AND EQUIPMENT, NET

      The composition of property and equipment at April 30, 1998 and 1997 was as follows (in thousands):

                                                      1998           1997
                                                    --------      --------
Furniture and equipment                             $ 80,995      $ 84,751
Leasehold improvements                                26,235        22,440
                                                    --------      --------
                                                     107,230       107,191
Less accumulated depreciation and amortization        53,927        67,951
                                                    --------      --------
                                                    $ 53,303      $ 39,240
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

6.       OTHER ASSETS, NET

      The composition of other assets at April 30, 1998 and 1997 was as follows (in thousands):

                                           1998         1997
                                         -------      -------
Spare parts (non-current)                $40,497      $31,541
Capitalized software, net                 24,098       17,551
Available-for-sale security                8,256       10,719
Deferred income taxes (non-current)        3,213            -
Other                                      5,208        3,964
                                         -------      -------
                                         $81,272      $63,775
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

                               VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

7.       DEBT

     Outstanding debt at April 30, 1998 and 1997 was as follows (in thousands):

                                        1998          1997
                                      --------      -------
Line of credit                        $308,351      $74,402
Obligations under capital leases         7,479        9,838
Other                                      658          893
                                      --------      -------
   Total outstanding debt              316,488       85,133
Less current maturities                314,151       79,187
                                      --------      -------
Long-term debt                        $  2,337      $ 5,946
                                      ========      =======

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

8.    SALE OF ACCOUNTS RECEIVABLE

      Effective December 20, 1996, the Company, through a non-consolidated wholly-owned special purpose corporation, established the Securitization Facility, which currently provides the Company with up to $200 million in available credit. In connection with the Securitization Facility, the Company sells on a revolving basis, certain Pooled Receivables to the special purpose corporation which in turn sells a percentage ownership

                               VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


interest in the Pooled Receivables to a commercial paper conduit sponsored by a financial institution. These transactions have been recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The amount of the Pooled Receivables, which totaled $335.2 million at April 30, 1998, is reflected as a reduction of receivables. The Company retains an interest in certain of the assets sold. At April 30, 1998, the amount of that retained interest totaled $160.6 million and is included in receivables. The Company is retained as servicer of the Pooled Receivables. Although management believes that the servicing revenues earned will be adequate compensation for performing the services, estimating the fair value of the servicing asset was not considered practicable. Consequently, a servicing asset has not been recognized. The gross proceeds resulting from the sale of the percentage ownership interests in the Pooled Receivables totaled $200 million as of April 30, 1998. Such proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. Discounts and net expenses associated with the sales of the receivables totaling $12.1 and $3.4 million are included in financing expenses, net on the consolidated statements of income for the years ended April 30, 1998 and 1997, respectively.

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

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

      The future minimum lease payments on noncancelable operating leases with an initial term in excess of one year and future sublease income under noncancelable subleases as of April 30, 1998 are as follows (in thousands):

                                                                 Minimum          Minimum
                                                                  Lease           Sublease
                                                                Payments           Income
                                                              -------------    ---------------
    Year Ending April 30,
         1999                                                 $      16,737    $           255
         2000                                                        12,415                149
         2001                                                         9,419                 91
         2002                                                         7,427                  -
         2003                                                         6,100                  -
         Thereafter                                                  18,649                  -
                                                              -------------    ---------------
                                                              $      70,747    $           495
                                                              =============    ===============

         In connection with leases on facilities associated with acquisitions, the Company established reserves for future lease payments on certain duplicate or excess facilities. The balance of these reserves at April 30, 1998 was approximately $1.7 million, which has not reduced the amounts shown above.

         Rental expense, under operating leases, charged to operations was $23.5 million, $19.5 million and $14.8 million during fiscal years ended April 30, 1998, 1997 and 1996, respectively.

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

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

         A summary of the Company's stock option activity, and related information for the fiscal years ended April 30, 1998, 1997 and 1996 is as follows (in thousands, except for weighted-average exercise prices):

                                                                        Weighted
                                                                        Average
                                                         Number of      Exercise
                                                          Options        Price
                                                        -----------    ----------
  Balance at April 30, 1995                                 2,161      $     5.71
       Granted                                              2,967            4.35
       Exercised                                              (26)           5.83
       Canceled                                            (1,285)           5.80
                                                        ---------

  Balance at April 30, 1996                                 3,817      $     4.62
       Granted                                              1,557           14.22
       Exercised                                             (597)           4.87
       Canceled                                              (307)           6.07
                                                        ---------

  Balance at April 30, 1997                                 4,470      $     7.83
       Granted                                              1,763           10.03
       Exercised                                             (236)           5.21
       Canceled                                              (768)           8.45
                                                        ---------

  Balance at April 30, 1998                                 5,229      $     8.60
                                                        =========

  Exercisable at April 30, 1998                             2,408      $     7.66
                                                        =========

  Shares Available for Grant at April 30, 1998              1,868
                                                        =========


         The following table summarizes information about the Company's stock options outstanding and exercisable by price range at April 30, 1998 (options in thousands):

                                                    Exercise Price Ranges                           Total
                                    ------------------------------------------------------     ---------------
                                    $0.18 - $5.55      $ 6.00 - $10.00     $10.13 - $23.87     $ 0.18 - $23.87
                                    -------------      ---------------     ---------------     ---------------
Number outstanding at April 30, 1998       1,906             1,661               1,662               5,229

Weighted-average remaining
      contractual life                5.90 years        8.55 years          8.91 years          7.70 years

Weighted-average exercise price
for options outstanding                    $3.58             $9.15              $13.82               $8.60


Number exercisable at April 30, 1998       1,249               590                 569               2,408


Weighted-average exercise price
     for options exercisable               $3.88             $9.25              $14.29               $7.66

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

      For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following assumptions:

                                          1998            1997            1996
                                       -----------     -----------     -----------
   Expected volatility                        69%             71%             71%
   Risk-free interest rate                   5.8%            6.2%            6.0%
   Expected life of options             2.0 years       2.0 years       2.0 years
   Expected dividend yield                   0.0%            0.0%            0.0%


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

                                          1998            1997            1996
                                       -----------     -----------     -----------
   Expected volatility                        61%             58%             72%
   Risk-free interest rate                   5.4%            5.3%            5.4%
   Expected life of options              .5 years        .5 years        .5 years
   Expected dividend yield                   0.0%            0.0%            0.0%


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

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro forma net income, earnings per share and compensation expense are as follows (in thousands, except per share data):

                                                                 YEAR ENDED APRIL 30,
                                                     -------------------------------------------
                                                          1998            1997            1996
                                                     ------------    ------------    -----------
   Net income                      As reported       $     35,947    $     28,807    $    16,708
                                   Pro forma               29,578          22,739         14,580

   Basic earnings per share        As reported                .83             .68            .50
                                   Pro forma                  .70             .54            .45

   Diluted earnings per share      As reported                .81             .66            .47
                                   Pro forma                  .68             .53            .42

   Compensation expense            Pro forma                8,937           8,555          3,221


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

14.      INCOME TAXES

         The income tax provision for the years ended April 30, 1998, 1997 and 1996 computed under FASB Statement No. 109, Accounting for Income Taxes, consists of the following (in thousands):

                                        1998           1997           1996
                                      --------       --------       --------
Current:
     Federal                          $ 21,371       $   (100)      $   (418)
     State                               3,710            100            100
                                      --------       --------       --------
                                        25,081              -           (318)
                                      --------       --------       --------
Deferred
     Federal                            (4,698)        14,319          8,561
     State                                (160)         1,830          1,468
                                      --------       --------       --------
                                        (4,858)        16,149         10,029
                                      --------       --------       --------
Total provision for income taxes      $ 20,223       $ 16,149       $  9,711
                                      ========       ========       ========

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

         The income tax provision for the years ended April 30, 1998, 1997 and 1996 is allocated between discontinued and continuing operations as follows (in thousands):

                                                          1998           1997          1996
                                                        --------       --------       ------
Provision on income before distribution on
     preferred securities of Trust                      $ 25,236       $ 19,042       $4,311
Tax benefit allocable to distribution on preferred
    securities of Trust                                   (5,013)        (2,893)           -
                                                        --------       --------       ------
Net provision allocated to continuing operations          20,223         16,149        4,311

Provision allocated to operations of discontinued
     Businesses and income on disposal of
     discontinued businesses                                   -              -        5,400
                                                        --------       --------       ------
Total provision for income taxes                        $ 20,223       $ 16,149       $9,711
                                                        ========       ========       ======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of deferred tax assets at April 30, 1998 and 1997 consist of the following (in thousands):

                                                 1998        1997
                                               -------      -------
Net operating loss carryforwards               $     -      $ 1,490
Reserves                                        11,837        8,237
Inventory                                        4,554        5,128
State income taxes                               1,567            -
Alternative minimum tax credits                  2,163            -
Other expenses, not currently deductible           479            -
                                               -------      -------
      Total net deferred tax assets            $20,600      $14,855
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

         A reconciliation for the years ended April 30, 1998, 1997 and 1996 of the U.S. statutory income tax rate and the effective rate of the income tax provision allocated to continuing operations is as follows (in thousands):

                                                  1998           1997          1996
                                                --------       --------       -------
Statutory tax rate at 35%                       $ 19,660       $ 15,734       $ 4,138
State income taxes, net of federal benefit         2,308          1,930           536
Other                                             (1,745)        (1,515)         (363)
                                                --------       --------       -------
                                                $ 20,223       $ 16,149       $ 4,311
                                                ========       ========       =======

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

                                                         FOR THE YEAR ENDED APRIL 30,
                                                       ---------------------------------
                                                        1998         1997          1996
                                                       -------      -------      -------
BASIC EARNINGS PER SHARE

     Net Income                                        $35,947      $28,807      $16,708
                                                       =======      =======      =======

     Weighted average number of common
          shares outstanding                            43,180       42,388       33,665
                                                       =======      =======      =======

     Earnings per share                                $  0.83      $   .68      $   .50
                                                       =======      =======      =======

DILUTED EARNINGS PER SHARE

     Net Income                                        $35,947      $28,807      $16,708
                                                       =======      =======      =======

     Weighted average number of common
          shares outstanding                            43,180       42,388       33,665

     Common equivalent shares from stock
          options using the treasury stock method        1,208        1,589        1,838
                                                       -------      -------      -------

     Shares used in the per share calculation           44,388       43,977       35,503
                                                       =======      =======      =======

     Earnings per share                                $  0.81      $  0.66      $  0.47
                                                       =======      =======      =======


16.      RESTATEMENT

         When the Company combined with Mentor Technologies and CDS in the year ended April 30, 1997 in pooling-of-interests transactions, the Company did not restate its consolidated financial statements retroactively. Recently, the Company has discussed these transactions with the staff of the Securities and Exchange Commission. Based in part on these discussions and recent information available on the application of materiality in accounting for business combinations, the Company has restated its consolidated balance sheets as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended April 30, 1998 to reflect the retroactive combination of these two acquisitions.

                              VANSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         The impact of the restatement is summarized below (in thousands, except for per share data):

                                                                     Previously
At April 30, 1998                                                     Reported        Restated
                                                                     ----------      ----------
Additional paid-in capital                                           $  132,703      $  132,940
Retained earnings                                                        75,202          74,965


                                                                     Previously
At April 30, 1997                                                     Reported        Restated
                                                                     ----------      ----------
Additional paid-in capital                                           $  125,926      $  126,163
Retained earnings                                                        41,002          40,765


                                                                     Previously
For the year ended April 30, 1997                                     Reported        Restated
                                                                     ----------      ----------
Revenue                                                              $2,178,566      $2,214,786
Income from continuing operations before
     distributions on preferred securities of Trust                      35,138          33,951
Net income                                                               29,994          28,807
Earnings per share - diluted                                               0.69            0.66


                                                                     Previously
For the year ended April 30, 1996                                     Reported        Restated
                                                                     ----------      ----------
Revenue                                                              $1,804,813      $1,884,635
Income from continuing operations before
     distributions on preferred securities of Trust                       8,053           7,514
Net income                                                               17,247          16,708
Earnings per share - diluted                                               0.50            0.47

SCHEDULE II

                               VANSTAR CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)
                              (Restated - Note 16)




                                                   Additions
                                                  (Reductions)
                                                    Charged
                                    Balance at   (Credited) to                Balance at
                                   Beginning of    Costs and    Write-offs/     End of
                                      Period        Expenses      Other         Period
                                   ------------  -------------  -----------   ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended April 30, 1996        $12,582      $14,500*      $12,270**      $14,812
     Year ended April 30, 1997         14,812       (2,705)***     3,855          8,252
     Year ended April 30, 1998          8,252        1,300         1,290          8,262

INVENTORY RESERVES:
     Year ended April 30, 1996        $11,560      $ 3,729       $ 2,649        $12,640
     Year ended April 30, 1997         12,640        2,300         2,354         12,586
     Year ended April 30, 1998         12,586           --         2,451         10,135

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

         (3) Exhibits

     EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
     ----------                                  ----------------------
         3.1      Restated Certificate of Incorporation of the Registrant (1)
         3.2      By-laws of the Registrant, as amended (8)
         4.1      Certificate of Trust of Vanstar Financing Trust (4)
         4.2      Amended and Restated Declaration of Trust of Vanstar Financing
                  Trust dated as of October 2, 1996, among Jeffrey S. Rubin,
                  Leslie J. Alvarez, John J. Dunican, Jr. and Wilmington Trust
                  Company as trustees and Vanstar Corporation as sponsor (4)
         4.3      Indenture dated as of October 2, 1996 between Vanstar
                  Corporation as issuer and Wilmington Trust Company as trustee
                  (4)
         4.4      Form of 6 3/4% Preferred Securities (4) (incorporated by
                  reference to Exhibit A-1 to Exhibit 4.2)
         4.5      Form of 6 3/4% Convertible Subordinated Debentures Due 2016
                  (4) (incorporated by reference to Exhibit B to Exhibit 4.2)
         4.6      Preferred Securities Guarantee Agreement dated October 2, 1996 between Vanstar Corporation as guarantor and Wilmington Trust
                  Company as preferred guarantee trustee (4)
        *10.1     Form of Indemnity Agreement between the Company and each of its directors and certain officers (1)
         10.2     Second Amended and Restated Financing Program Agreement dated
                  April 30, 1995, between the Registrant and IBM Credit
                  Corporation ("IBMCC"), as amended (1)
        *10.3     Form of Executive Involuntary Severance Agreement (8)
         10.4     Amended and Restated Registration Rights Agreement dated as of
                  May 18, 1995, among the Registrant, NYNEX Worldwide Services
                  Group, Inc., Warburg, Pincus Capital Company, L.P., WP Capco,
                  Inc., William Y. Tauscher, Richard H. Bard and Microsoft
                  Corporation (1)
         10.5     Lease Agreement dated as of July 14, 1988, entered into
                  between the Registrant and Rosewood Associates (1)
         10.6     Lease Agreement dated as of November 27, 1996, entered into between the Registrant and Trans-Fabu, L.P. as amended (8)
         10.7     Lease Agreement dated as of December 9, 1993, entered into between the Registrant and WRC Properties, Inc. (1)
         10.8     Lease Agreement dated as of August 21, 1991, entered into
                  among the Registrant, Lincoln Las Positas and Patrician
                  Associates, Inc. (1)

         10.9     Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of March 27, 1995, entered into among the Registrant,
                  Thomas G. Allan and Annie L. Henry (1)
         10.10    Lease Agreement dated as of March 29, 1994, entered into
                  between the Registrant and TMC Properties, Inc. (1)
         10.11    Lease Agreement dated as of November 1, 1991, entered into between the Registrant and ASC North Fulton Associates Joint
                  Venture (1)
         10.12    Lease Agreement dated as of August 18, 1997, entered into
                  between the Registrant and SVA Oxford Limited Partnership (8)
         10.13    Lease Agreement dated as of September 3, 1997, entered into between the Registrant and Opus Southwest Corporation as
                  amended (8)
         10.14    Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership (5)
         10.15    Second Lease Amendment dated as of May 30, 1996 entered into between the Registrant and Dugan Realty, L.L.C. (5)
         10.16    Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership (5)
         10.17    Lease Amendment dated May 15, 1996 entered into between the
                  Registrant and CM Winprop, Inc. (5)
         10.18    Amendment No. 7 to Second Amended and Restated Financing
                  Program Agreement, dated October 31, 1997, between the
                  Registrant and IBMCC (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended October 31, 1997)
        *10.19    1988 Stock Option Plan (1) (incorporated by reference to
                  Exhibit 4.1)
        *10.20    Form of Nontransferable Non-Qualified Stock Option Agreement
                  under the 1988 Stock Option Plan of the Registrant (1)
                  (incorporated by reference to Exhibit 4.2)
        *10.21    1993 Stock Option/Stock Issuance Plan (1) (incorporated by reference to Exhibit 4.3)
        *10.22    Form of Stock Option Grant and Stock Purchase Agreement under the 1993 Stock Option Plan (1)(incorporated by reference to
                  Exhibit 4.4)
         10.23    Employee Stock Purchase Plan (1) (incorporated by reference to
                  Exhibit 4.5)
        *10.24    1996 Stock Option/Stock Issuance Plan, as amended
                  (4)(incorporated by reference to Exhibit 10.25)
         10.25    Amendment No. 5 to Second Amended and Restated Financing
                  Program Agreement, dated September 25, 1996, between the
                  Registrant and IBMCC (6)
         10.26    Amendment No. 6 to Second Amended and Restated Financing
                  Program Agreement, dated December 20, 1996, between the
                  Registrant and IBMCC (7) (incorporated by reference to Exhibit
                  10.3)
         10.27    Receivables Purchase Agreement, dated December 20, 1996, among
                  Vanstar Finance Co., as seller, the Registrant, as servicer,
                  Pooled Accounts Receivable Capital Corporation, as purchaser, and Nesbitt Burns Securities, Inc., as agent (7) (incorporated by reference to Exhibit 10.1)
         10.28    Purchase and Contribution Agreement, dated as of December 20,
                  1996, between the Registrant and Vanstar Finance Co. (7)
                  (incorporated by reference to Exhibit 10.2)
         10.29    Intercreditor Agreement, dated as of December 20, 1996, among
                  PAR Accounts Receivable Capital Corporation, the Registrant,
                  Vanstar Finance Co., and Nesbitt Burns Securities, Inc. (7)
                  (incorporated by reference to Exhibit 10.4)
         10.30    Amendment No. 8 to Second Amended and Restated Financing
                  Program Agreement, dated December 11, 1997, between the
                  Registrant and IBMCC (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended January 31, 1998)
         10.31    Assignment, Consent to Assignment and Assumption, and Release
                  Agreement, dated as of March 28, 1997, by and among the
                  Registrant, Merisel, Inc., Merisel FAB, Inc., and ComputerLand
                  Corporation (incorporated by reference to Exhibit 10.31 to the
                  Registrant's Annual Report on From 10-K for the fiscal year ended April 30, 1997)
         10.32    Amendment No. 9 to Second Amended and Restated Financing
                  Program Agreement, dated March 16, 1998, between the
                  Registrant and IBMCC (8)

         21       List of Subsidiaries (8)
         23       Consent of Ernst & Young LLP
         27.1     Financial Data Schedule for the year ended April 30, 1998 (8).
         27.2     Restated Financial Data Schedule for the periods ended July
                  31, 1997 and October 31, 1997 (8).
         27.3     Restated Financial Data Schedule for the periods ended
                  July 31, 1996, October 31, 1996, and January 31, 1997 (8).
         27.4     Restated Financial Data Schedule for the periods ended April
                  30, 1996 and April 30, 1997.



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

(8) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.


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

                               VANSTAR CORPORATION
                                  (Registrant)


Dated:  January 14, 1999      By: /s/ Kauko O. Aronaho
                                  -------------------------
                                  Kauko O. Aronaho
                                  Senior Vice President and
                                  Chief Financial Officer

                               VANSTAR CORPORATION

                                  EXHIBIT INDEX

    EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
    ----------                      ----------------------
         3.1      Restated Certificate of Incorporation of the Registrant (1)
         3.2      By-laws of the Registrant, as amended (8)
         4.1      Certificate of Trust of Vanstar Financing Trust (4)
         4.2      Amended and Restated Declaration of Trust of Vanstar Financing
                  Trust dated as of October 2, 1996, among Jeffrey S. Rubin,
                  Leslie J. Alvarez, John J. Dunican, Jr. and Wilmington Trust
                  Company as trustees and Vanstar Corporation as sponsor (4)
         4.3      Indenture dated as of October 2, 1996 between Vanstar
                  Corporation as issuer and Wilmington Trust Company as trustee
                  (4)
         4.4      Form of 6 3/4% Preferred Securities (4) (incorporated by
                  reference to Exhibit A-1 to Exhibit 4.2)
         4.5      Form of 6 3/4% Convertible Subordinated Debentures Due 2016
                  (4) (incorporated by reference to Exhibit B to Exhibit 4.2)
         4.6      Preferred Securities Guarantee Agreement dated October 2, 1996 between Vanstar Corporation as guarantor and Wilmington Trust
                  Company as preferred guarantee trustee (4)
         *10.1    Form of Indemnity Agreement between the Company and each of its directors and certain officers (1)
          10.2    Second Amended and Restated Financing Program Agreement dated
                  April 30, 1995, between the Registrant and IBM Credit
                  Corporation ("IBMCC"), as amended (1)
         *10.3    Form of Executive Involuntary Severance Agreement (8)
          10.4    Amended and Restated Registration Rights Agreement dated as of
                  May 18, 1995, among the Registrant, NYNEX Worldwide Services
                  Group, Inc., Warburg, Pincus Capital Company, L.P., WP Capco,
                  Inc., William Y. Tauscher, Richard H. Bard and Microsoft
                  Corporation (1)
          10.5    Lease Agreement dated as of July 14, 1988, entered into
                  between the Registrant and Rosewood Associates (1)
          10.6    Lease Agreement dated as of November 27, 1996 , entered into between the Registrant and Trans-Fabu, L.P. as amended (8)
          10.7    Lease Agreement dated as of December 9, 1993, entered into between the Registrant and WRC Properties, Inc. (1)
          10.8    Lease Agreement dated as of August 21, 1991, entered into
                  among the Registrant, Lincoln Las Positas and Patrician
                  Associates, Inc. (1)
          10.9    Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of March 27, 1995, entered into among the Registrant,
                  Thomas G. Allan and Annie L. Henry (1)
          10.10   Lease Agreement dated as of March 29, 1994, entered into
                  between the Registrant and TMC Properties, Inc. (1)
          10.11   Lease Agreement dated as of November 1, 1991, entered into between the Registrant and ASC North Fulton Associates Joint
                  Venture (1)
          10.12   Lease Agreement dated as of August 18, 1997, entered into
                  between the Registrant and SVA Oxford Limited Partnership (8)
          10.13   Lease Agreement dated as of September 3, 1997, entered into between the Registrant and Opus Southwest Corporation as
                  amended (8)
          10.14   Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership (5)
          10.15   Second Lease Amendment dated as of May 30, 1996 entered into between the Registrant and Dugan Realty, L.L.C. (5)
          10.16   Lease Agreement dated as of June 3, 1996 entered into between the Registrant and Duke Realty Limited Partnership (5)
          10.17   Lease Amendment dated May 15, 1996 entered into between the
                  Registrant and CM Winprop, Inc. (5)
          10.18   Amendment No. 7 to Second Amended and Restated Financing
                  Program Agreement, dated October 31, 1997, between the
                  Registrant and IBMCC (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended October 31, 1997)

                               VANSTAR CORPORATION

                                  EXHIBIT INDEX


        *10.19    1988 Stock Option Plan (1) (incorporated by reference to
                  Exhibit 4.1)
        *10.20    Form of Nontransferable Non-Qualified Stock Option Agreement
                  under the 1988 Stock Option Plan of the Registrant (1)
                  (incorporated by reference to Exhibit 4.2)
        *10.21    1993 Stock Option/Stock Issuance Plan (1) (incorporated by reference to Exhibit 4.3)
        *10.22    Form of Stock Option Grant and Stock Purchase Agreement under the 1993 Stock Option Plan (1) (incorporated by reference to
                  Exhibit 4.4)
         10.23    Employee Stock Purchase Plan (1) (incorporated by reference to
                  Exhibit 4.5)
        *10.24    1996 Stock Option/Stock Issuance Plan, as amended (4)
                  (incorporated by reference to Exhibit 10.25)
         10.25    Amendment No. 5 to Second Amended and Restated Financing
                  Program Agreement, dated September 25, 1996, between the
                  Registrant and IBMCC (6)
         10.26    Amendment No. 6 to Second Amended and Restated Financing
                  Program Agreement, dated December 20, 1996, between the
                  Registrant and IBMCC (7) (incorporated by reference to Exhibit
                  10.3)
         10.27    Receivables Purchase Agreement, dated December 20, 1996, among
                  Vanstar Finance Co., as seller, the Registrant, as servicer,
                  Pooled Accounts Receivable Capital Corporation, as purchaser, and Nesbitt Burns Securities, Inc., as agent (7) (incorporated by reference to Exhibit 10.1)
         10.28    Purchase and Contribution Agreement, dated as of December 20,
                  1996, between the Registrant and Vanstar Finance Co. (7)
                  (incorporated by reference to Exhibit 10.2)
         10.29    Intercreditor Agreement, dated as of December 20, 1996, among
                  PAR Accounts Receivable Capital Corporation, the Registrant,
                  Vanstar Finance Co., and Nesbitt Burns Securities, Inc. (7)
                  (incorporated by reference to Exhibit 10.4)
         10.30    Amendment No. 8 to Second Amended and Restated Financing
                  Program Agreement, dated December 11, 1997, between the
                  Registrant and IBMCC (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended January 31, 1998)
         10.31    Assignment, Consent to Assignment and Assumption, and Release
                  Agreement, dated as of March 28, 1997, by and among the
                  Registrant, Merisel, Inc., Merisel FAB, Inc., and ComputerLand
                  Corporation (incorporated by reference to Exhibit 10.31 to the
                  Registrant's Annual Report on From 10-K for the fiscal year ended April 30, 1997)
         10.32    Amendment No. 9 to Second Amended and Restated Financing
                  Program Agreement, dated March 16, 1998, between the
                  Registrant and IBMCC (8)
         21       List of Subsidiaries (8)
         23       Consent of Ernst & Young LLP
         27.1     Financial Data Schedule for the year ended April 30, 1998 (8).
         27.2     Restated Financial Data Schedule for the periods ended July
                  31, 1997 and October 31, 1997 (8).
         27.3     Restated Financial Data Schedule for the periods ended July
                  31, 1996, October 31, 1996, and January 31, 1997 (8).
         27.4     Restated Financial Data Schedule for the periods ended April
                  30, 1996 and April 30, 1997.



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

(2) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 24, 1996.

(3) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated May 29, 1996.

                               VANSTAR CORPORATION

                                  EXHIBIT INDEX


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

(8) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.



*  Management contract or compensatory plan or arrangement.